Form 10-Q
period 1996-03-31
NORTH AMERICAN MORTGAGE CO
filed 1996-05-14
CIK 882261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

  Commission file number:  1-11017

                         NORTH AMERICAN MORTGAGE COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                68-0267088
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

              3883 Airway Drive, Santa Rosa, California, 95403-1699
               (Address of principal executive offices, zip code)

                                 (707) 523-5000
              (Registrant's telephone number, including area code)


                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X    No

     The number of shares of Common Stock, par value $.01 per share, (the "Common Stock") outstanding as of May 14, 1996 was 14,088,535.


                   PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         North American Mortgage Company
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     March 31,    December 31,
                                                       1996           1995
                                                       ----           ----
ASSETS                                              (Unaudited)

 Cash and cash equivalents ..................   $     20,642    $     12,273
 Advances and other receivables .............         98,187          76,628
 Real estate loans held for sale to investors
   --- net of unearned discounts ............        522,251         526,913
 Purchased loan servicing ...................          1,005           1,163
 Originated loan servicing ..................         67,014          56,353
 Excess servicing fees ......................         19,381          20,559
 Other intangible assets ....................          6,316           6,438
 Property and equipment .....................         36,187          36,339
 Other assets ...............................          9,788           9,702
                                                       -----           -----
                                                $    780,771    $    746,368
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Notes payable to banks
   Warehouse line of credit .................   $    138,593    $    146,833

 Notes payable ..............................         74,819          74,801
 Commercial paper and other borrowings ......        322,046         279,221
 Subordinated debt ..........................         10,070          10,070
 Accounts payable and other liabilities .....         42,172          42,299
                                                      ------          ------
                                                     587,700         553,224

STOCKHOLDERS' EQUITY
 Convertible preferred stock (1,000,000
 shares authorized, 748,179 shares issued
 and outstanding) ..........................              --              --
 Common stock (50,000,000 shares authorized,
   16,270,117 and 16,257,614 shares issued at
   March 31, 1996 and December 31, 1995,
   respectively).............................            163             163
 Additional paid-in capital .................        110,448         110,250
 Retained earnings ..........................        108,462         101,909
 Treasury stock, at cost - (1,470,416 and
   1,140,516 shares at March 31, 1996
   and December 31, 1995, respectively)......        (26,002)        (19,178)
                                                     -------         -------
                                                     193,071         193,144
                                                     -------         -------
                                                $    780,771    $    746,368
                                                ============    ============


          See accompanying notes to consolidated financial statements.

                         North American Mortgage Company
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              Three Months Ended March 31, 1996, and March 31, 1995
                  (Amounts in thousands, except per share data)

                                                        Three Months Ended
                                                            March 31,
                                                            ---------
                                                        1996         1995
                                                        ----         ----

Income:
 Loan administration fees, net of excess
    servicing fee amortization .....................  $ 10,875    $ 11,341
 Loan origination fees ............................     19,814      11,144
 Gain (loss) from sales of loans ..................     21,843      10,845
 Interest income, net of warehouse interest expense      6,494       6,007
 Gain from sales of servicing .....................      7,440      12,544
 Other ............................................      2,096       1,855
                                                         -----       -----
                                                        68,562      53,736
Expenses:
 Personnel ........................................     35,543      25,932
 Other operating expenses .........................     16,326      14,262
 Interest expense .................................      2,344       2,295
 Depreciation and amortization of property and
    equipment .....................................      1,895       1,878
 Amortization of Purchased Loan Servicing .........        158         194
 Amortization of Originated Loan Servicing ........      1,803         115
 (Recovery)/Provision for Impairment
    of Originated Loan Servicing ..................     (2,052)        256
 Amortization of other intangibles ................        111         107
                                                           ---         ---
                                                        56,128      45,039

 Income before income taxes .......................     12,434       8,697
 Income tax expense ...............................      4,974       3,039
                                                         -----       -----

NET INCOME ........................................   $  7,460    $  5,658
                                                      ========    ========

NET INCOME PER SHARE ..............................   $   0.50    $   0.38
                                                      ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING ...............     15,059      14,989
                                                        ======      ======


          See accompanying notes to consolidated financial statements.

                         North American Mortgage Company
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 1996 and 1995
                             (Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1996         1995
                                                          ----         ----
OPERATING ACTIVITIES:
 Net income ........................................   $   7,460     $   5,658
 Adjustments to reconcile  net  income  to  net
 cash provided by operating activities:
   Depreciation and amortization ...................       2,684         3,015
   Excess servicing fee income......................     (11,527)       (9,602)
   Gain from sales of servicing rights .............      (7,440)      (12,544)
   Cash proceeds from sales of servicing rights ....      42,900        13,306
 Net decrease in real estate loans held for sale,
  net of unearned discounts ........................       4,662        54,481
 Increase in advances and other receivables ........     (21,559)       (2,885)
 Decrease in accounts payable and other liabilities.        (127)       (3,608)
 Increase in other assets ..........................         (86)         (601)
                                                             ---          ----
   NET CASH PROVIDED BY OPERATING ACTIVITIES .......      16,967        47,220

INVESTING ACTIVITIES:
 Acquisition of assets of branches including
   purchase accounting adjustments .................          12          (16)
 Purchase of servicing rights ......................          --          (18)
 Acquisition of originated servicing rights ........     (33,936)     (15,118)
 Purchase of property and equipment ................      (1,744)        (430)
 Retirement of property and equipment ..............          --          718
                                                             ---          ---
    NET CASH USED IN INVESTING ACTIVITIES ..........     (35,668)     (14,864)

FINANCING ACTIVITIES:
 Increases in (principal payments on) long-term debt          18      (10,553)
 Increase (decrease) in warehouse lines of credit,
 commercial paper, repurchase agreements,
 and other  borrowings .............................      34,585     (116,448)
 Purchases of Treasury Stock .......................      (6,824)          --
 Dividends .........................................        (907)        (899)
 Stock issuance under Incentive Stock Option Plan ..         198           55
                                                             ---           --
     NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES ....................................      27,070     (127,845)
                                                          ------     --------
     (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS ...................................       8,369      (95,489)
 Cash and cash equivalents at beginning of year ....      12,273      102,045
                                                          ------      -------
     CASH AND CASH EQUIVALENTS AT
      END OF PERIOD ................................   $  20,642    $   6,556
                                                       =========    =========

 Supplemental  disclosure of cash flow  information
     Cash paid during the period for:
     Interest ......................................   $   7,017    $   6,073
                                                       =========    =========

     Income Taxes ..................................   $     417     $   (912)
                                                       =========     ========

           See accompanying notes to consolidated financial statements.

                         North American Mortgage Company
             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of North American Mortgage Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1995.

Note 2 - Net Income Per Share Information

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. The potential dilutive effect of common stock equivalents has not been included because that amount is not considered to be material. The weighted average number of shares outstanding for net income per share was 15,059,000 and 14,989,000 for the three months ended March 31, 1996 and 1995.

Note 3 - Capitalized Servicing Rights

     Purchased loan servicing, excess servicing fees and originated loan servicing, net of accumulated amortization and impairment were as follows:

                                      Purchased        Excess     Originated
                                    Loan Servicing,  Servicing       Loan
                                         Net         Fees, Net   Servicing, Net
                                         ---         ---------   --------------
                                                   (in thousands)

Balance at December 31, 1995 ......   $  1,163       $ 20,559     $ 56,353
Additions .........................       --           11,527       33,936
Scheduled Amortization ............       (158)          (769)      (1,803)
Impairment ........................       --             --          2,052
Basis on Servicing Sales ..........       --          (11,936)     (23,524)
                                         -----        -------      -------

Balance at March 31, 1996 .........   $  1,005       $ 19,381     $ 67,014(1)(2)
                                      ========       ========     ========


(1) Includes $7,466 of originated loan servicing rights which are related to loans held for sale to investors. No revenues have been recognized on this $7,466 of servicing rights, as the underlying loans have not yet been sold.
(2) At March 31, 1996, the originated loan servicing impairment allowance was approximately $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended March 31, 1996, Compared to Quarter Ended March 31, 1995


RESULTS OF OPERATIONS

     General Market Conditions - During the first quarter of 1996, U. S. origination levels increased by 73% over the same period last year, largely due to a higher level of refinancings (see table below). This significant increase in refinance originations was spurred by the lower mortgage interest rate environment that existed in late 1995 and early 1996. Despite the increase in origination levels, however, price competition for mortgage loans remained intense, particularly for loans sourced through wholesale brokers.

                                                        1-4 Family U.S. Mortgage
                                                             Originations*
                                                            First Quarter
                                                            -------------
                                                          1996          1995
                                                          ----          ----
                                                         (Dollars in billions)

New and existing home purchases ....................     $ 116         $ 108
Refinancings .......................................        97            15
                                                            --            --

   Total ...........................................     $ 213         $ 123
                                                         =====         =====


     The Company's loan origination volume of $2.5 billion in the quarter ended March 31, 1996 increased by 118% from $1.1 billion in the first quarter ended March 31, 1995. Refinancings represented 51% of total originations in the first quarter of 1996 compared to 20% in the first quarter of 1995. The Company's increase of 118% compares favorably with the 73% increase for the mortgage industry for two primary reasons. First, the Company had a higher market share (1.29%*) in the refinance segment which showed the largest increase. Second, the Company increased its market share in the purchase segment (1.04%* in the first quarter 1996 vs. 0.84%* in the first quarter 1995) by expanding its loan products and programs and utilizing its relationships with real estate agents, builders, and brokers as conduits to home buyers.

     Since February 1996, long-term rates have steadily increased, and at April 30, 1996, the 30-year fixed mortgage rate was approximately 8%. By comparison, this same rate was approximately 7.25% in late 1995. This rate increase has recently slowed refinancings which are particularly sensitive to interest rate levels. Partially offsetting the decline in refinance activity has been an increase in the level of originations for new and existing home purchases, particularly in California. The following table shows the impact these changes in market conditions have had on the Company's monthly loan applications by comparing January 1996 to April 1996.

- - --------------
* Sources: HUD, MBA, FNMA and FHLMC (1996 market data based on current estimates).

                                           Company's Monthly Loan Applications
                                           -----------------------------------
                                                 Apr. 1996      Jan. 1996
                                                 ---------      ---------
                                                   (Dollars in millions)

New and existing home purchases ............     $   949         $  631
Refinancings ...............................         516            861
                                                     ---            ---

     Total .................................     $ 1,465        $ 1,492
                                                 =======        =======

     Summary of Results - Net income for the first quarter of 1996 was $7.5 million or $0.50 per share, a $1.8 million increase from the $5.7 million, or $0.38 per share, earned during the first quarter of 1995. The increase in net income for the first quarter of 1996 reflects the significant improvement in the Company's loan origination business. Loan originations increased to $2.5 billion in the first quarter of 1996 from $1.1 billion in the first quarter of 1995. (See "General Market Conditions" above.) The higher origination level enabled the Company to improve its operating efficiency by better absorption of its production overhead. Origination revenues increased by 78% while direct origination costs increased by 34%. The benefit from the improvement in origination business was partially offset by a reduction in the gain from sales of servicing and a loss from the Company's pipeline hedging activity.

     Revenues - Revenues for the first quarter of 1996 were $68.6 million, a $14.8 million, or 28% increase, as compared with $53.8 million in the first quarter of 1995.

     Loan administration fees were $10.9 million in the first quarter of 1996, a 4% decrease, as compared to $11.3 million in the first quarter of 1995. This decrease resulted from the 2% decrease in the average size of the Company-owned loan servicing portfolio.

     Loan origination fees were $19.8 million in the first quarter of 1996, a 78% increase, as compared with $11.1 million for the first quarter of 1995. This increase resulted primarily from a 118% increase in loan originations, partially offset by a decrease in average origination fees collected on each loan. The decrease in the average origination fees collected resulted from a higher percentage of wholesale and telemarketing production in the first quarter of 1996 (67% as compared to 58%), on which the Company receives lower average origination fees than it receives on retail loans.

     The gain from sales of loans was $21.8 million during the first quarter of 1996, as compared with $10.8 million during the first quarter of 1995. Gain on sales of loans is impacted by three factors: hedging activity, price subsidies and the recognition of gains related to Originated Mortgage Servicing Rights
(OMSR) under FAS 122.

     A summary of the marketing results for the first quarter of 1996 and 1995 follows (in thousands):

                                                    Three Months Ended March 31,
                                                        1996            1995
                                                        ----            ----

Hedging Gains (Losses)  ....................         $ (2,423)       $  4,775

Pricing Subsidies ..........................           (8,894)         (3,241)

FAS No. 122 Impact .........................           33,160           9,311
                                                       ------           -----

                                                     $ 21,843        $ 10,845
                                                     ========        ========

     During the first quarter of 1996, hedging results were negatively impacted by the upward turn in interest rates and increased bond market volatility. In addition, there was a timing difference between losses taken on certain loan sales in March and the related gains taken on a series of coverage pair-offs, which settled in April. Net pair-off gains recorded in April which related to March 31, 1996 coverage were approximately $2 million. To the extent that interest rates continue to increase or the bond market remains volatile, the Company's future marketing results may be negatively affected.

     Pricing subsidies increased to $8.9 million in the first quarter of 1996, or an average subsidy of 36 basis points on loans produced, compared to $3.2 million in the first quarter of 1995, or 29 basis points. This reflects the continued intense price competition within the industry.

     OMSR gains increased to $33.1 million during the first quarter of 1996, an increase of $23.8 million, or 256%, compared with the first quarter of 1995. This increase was due to a 108% increase in loans sold during the first quarter of 1996 and the fact that over 40% of loans sold during the first quarter of 1995 were originated in 1994, prior to the implementation of FAS No. 122.

     Interest income, net of warehouse interest expense, increased to $6.5 million during the first quarter of 1996, as compared with $6.0 million during the first quarter of 1995, an 8% increase. This increase resulted from a 37% increase in the average balance of loans held for sale, partially offset by a decrease in working capital used by the Company to reduce its warehouse borrowing costs. This reduction in working capital available to finance loans held for sale relates primarily to the repayment of $35.3 million in debt since late March, 1995 and $6.8 million used to repurchase Company common stock during the first quarter of 1996.

     Gain from sales of servicing was $7.4 million during the first quarter of 1996, as compared to $12.5 million during the first quarter of 1995, a 41% decrease. In the first quarter of 1996, the Company sold $2.4 billion of servicing rights at an average price of 180 basis points for total proceeds of $42.9 million. This compares with $1.2 billion sold in the first quarter of 1995 at an average price of 108 basis points for total proceeds of $13.3 million. The reduced gains in the first quarter of 1996 were due to a higher level of OMSR and excess servicing basis associated with those sales ($35.5 million, as compared to $761,000).

     Expenses - Expenses for the first quarter of 1996 were $56.1 million, a 25% increase, as compared to $45.0 million during the first quarter of 1995.

     Personnel costs were $35.5 million for the first quarter of 1996, a 37% increase, as compared to $25.9 million for the first quarter of 1995. This increase in personnel expenses from 1995 principally occurred in the residential loan production area. The increase reflects the additional personnel expenses that were required to originate a 118% higher loan origination volume. The percentage increase in personnel expenses was less than the percentage increase in origination volume in the first quarter of 1996 due to a more efficient use of production personnel.

     Other operating costs increased 14% to $16.3 million for the first quarter of 1996 from $14.3 million for the first quarter of 1995. This increase reflects additional operating expenses that were required to originate 118% higher origination volume. The percentage increase in other operating expenses during the first quarter of 1996 was less than the percentage increase in loan origination volume due to a better absorption of fixed overhead.

     Amortization of originated loan servicing increased to $1.8 million in the first quarter of 1996, as compared to $115,000 during the first quarter of 1995. This increase related to the implementation of FAS No. 122 and the increase in the Originated Loan Servicing asset, which was $56.4 million at December 31, 1995, but which had no book value prior to 1995.

     Provision for (Recovery of) impairment of originated loan servicing was a $2.1 million recovery in the first quarter of 1996, as compared to a $256,000 impairment provision during the first quarter of 1995. This recovery was caused by increasing interest rates during the first quarter of 1996, which slows prepayment rates and reduces projected future prepayment rates on loans the Company services and, as a result, increases the expected life and value of the servicing asset.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financing requirements are the financing of its warehouse loan fundings and the ongoing net cost of the Company's loan originations. The Company's future cash flow requirements will depend primarily on the level of its loan originations and the cash flow generated by, or required by, its operations. The Company expects that loan origination volume will be financed through warehouse borrowings, borrowings under a commercial paper program, through the use of "gestation" facilities and with corporate funds.

     The Company finances its warehouse loan funding requirements primarily through a bank warehouse line of credit and through its commercial paper program. This financing requirement begins at the time of loan closing and extends for an average of approximately 30 days until the loan is sold into the secondary market. On January 23, 1996, the Company entered into a new warehouse line of credit facility totaling $1.21 billion. This line of credit expires on January 23, 1999.

     The Company also has a commercial paper borrowing program. Borrowings under this $500 million program replace, at a reduced interest rate, borrowings under the Company's warehouse line of credit. The warehouse line of credit acts as the liquidity backup facility for the commercial paper borrowings.

     In addition to the warehouse line of credit and commercial paper borrowings, the Company makes use of gestation facilities provided by an investment bank, FNMA and Freddie Mac. These facilities permit the Company to better utilize its warehouse credit facility by accelerating the turnover of loans in inventory, thereby permitting greater origination volumes. This acceleration is accomplished through the financing with or sale of loans to the providers of these gestation facilities, which allows the Company to pay down its warehouse credit facility, which in turn increases the unused warehouse credit facility available for funding additional loan originations.

     During the fourth quarter of 1993, the Company sold a combined $100 million of two, three, five, and seven year medium term notes. The proceeds from the sale of these notes are being used for general corporate purposes, which include the replacement of indebtedness, financing loan origination volume and the expansion of loan origination capacity. During the first quarter of 1996, $75 million of medium term notes were outstanding. During the fourth quarter of 1996, $25 million of three year medium term notes will mature.

     The Company has paid quarterly common stock dividends since the initial public offering on July 15, 1992. During the first quarter of 1996, the Company paid dividends totaling $907,466 for 15,124,434 shares outstanding on February 20, 1996. This compares with dividends paid in the first quarter of 1995 totaling $899,368 for 14,989,472 shares outstanding on February 24, 1995.

     On February 7, 1996, the Company authorized the repurchase of up to 1.5 million shares of common stock. During the first quarter of 1996, 329,900 of the
1.5 million shares authorized were acquired at an aggregate cost of $6.8 million. As of March 31, 1996, the Company held 1,470,416 shares in treasury stock which were acquired at an aggregate cost of $26.0 million, of which 1,140,516 shares were acquired under a prior Board authorization.

     The Company's net cost of its owned servicing rights is financed through cash flow from its operations, including the sale of servicing rights. As the Company's loan servicing portfolio increases through additions from the
Company's loan origination process, the cash flow available to fund net origination costs also increases.

     During the first quarter of 1996 and 1995, the Company created $11.5 million and $9.6 million, respectively, of excess servicing fees during loan sale transactions. In general, the Company creates excess servicing because the secondary market price offered for that servicing asset was lower than the economic value or the amount the Company could receive by accumulating the asset and selling it as part of a bulk sale at a later date. During the Company's holding period of the Excess Servicing Fee asset, the Company is at risk that the asset will decline in value and a write down will be required, primarily due to faster prepayment speeds or such expectations resulting from lower interest rates, which would encourage borrowers to refinance the mortgage loans being serviced. The carrying amount of excess servicing rights was $19.4 million and $20.6 million at March 31, 1996 and December 31, 1995, respectively.

     During the first quarter of 1996 and 1995, the Company purchased property and equipment totaling $1.7 million and $430 thousand, respectively.

                   PART II - OTHER INFORMATION


   Item 1.  Legal Proceedings.

            The Company is a defendant in certain litigation arising in the normal course of its business. Although the ultimate outcome of all pending litigation cannot be precisely determined at this time, the Company believes that any liability resulting from the aggregate amount of damages for outstanding lawsuits and claims will not have a material adverse effect on its financial position.

   Item 2.  Changes in Securities.

            None.

   Item 3.  Defaults Upon Senior Securities.

            None.

   Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

   Item 5.  Other Information.

            None.

   Item 6.  Exhibits and Reports on Form 8-K.

          a.   Exhibits

               10.43 Master Agreement dated as of April 4, 1996, between Federal
                     National Mortgage Association and the Company

               11    Statement re Computation of Per Share Earnings

               27    Financial Data Schedule

          b.   Reports on Form 8-K

               None.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NORTH AMERICAN MORTGAGE COMPANY


Date:  May 14, 1996                     By:       /s/ MARTIN S. HUGHES
                                                  (Martin S. Hughes)
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Principal Financial Officer