Form 10-Q
period 1996-06-30
NORTH AMERICAN MORTGAGE CO
filed 1996-08-13
CIK 882261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                                        OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

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

     The number of shares of Common Stock, par value $.01 per share, (the "Common Stock") outstanding as of August 7, 1996, was 13,950,535.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30,     December 31,
                                                      1996           1995
                                                   -----------    ------------
                                                   (Unaudited)
ASSETS

   Cash and cash equivalents .....................   $   8,384    $  12,273
   Advances and other receivables ................      89,197       76,628
   Real estate loans held for sale to investors
       --- net of unearned discounts .............     539,980      526,913
   Purchased loan servicing ......................         850        1,163
   Originated loan servicing .....................      84,746       56,353
   Excess servicing fees .........................      17,196       20,559
   Other intangible assets .......................       6,235        6,438
   Property and equipment ........................      36,691       36,339
   Other assets ..................................       9,198        9,702
                                                     ---------    ---------
                                                     $ 792,477    $ 746,368
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Warehouse line of credit ......................   $ 196,229    $ 146,833
   Notes payable .................................      74,838       74,801
   Commercial paper and other borrowings .........     275,052      279,221
   Subordinated debt .............................      10,070       10,070
   Accounts payable and other liabilities ........      49,398       42,299
                                                      ---------    ---------
                                                       605,587      553,224

STOCKHOLDERS' EQUITY
   Convertible preferred stock (1,000,000
     shares authorized,748,179 shares issued and
     outstanding).................................          --           --
   Common stock (50,000,000 shares authorized,
     16,273,451 and 16,257,614 shares issued at
     June 30, 1996, and December 31, 1995,
     respectively) ...............................         163          163
   Additional paid-in capital ....................     110,486      110,250
   Retained earnings .............................     116,288      101,909
   Treasury stock, at cost - (2,282,916 and 1,140,516
     shares at June 30, 1996 and December 31, 1995,
     respectively)................................     (40,047)     (19,178)
                                                      ---------    ---------
                                                        186,890      193,144
                                                      ----------   ---------
                                                      $ 792,477    $ 746,368
                                                      =========    =========

          See accompanying notes to consolidated financial statements.


                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               Three Months Ended June 30, 1996, and June 30, 1995
                  (Amounts in thousands, except per share data)
                                                            Three Months Ended
                                                                 June 30,
                                                             1996       1995
                                                            -------   -------

Income:

   Loan administration fees, net of excess
      servicing fee amortization ........................ $  11,444   $ 9,910
   Loan origination fees ................................    21,065    16,831
   Gain from sales of loans .............................    27,128    20,132
   Interest income, net of warehouse interest expense ...     7,126     6,377
   Gain from sales of servicing .........................     8,047    11,929
   Other ................................................     2,353     2,088
                                                            -------   -------
                                                             77,163    67,267
Expenses:
    Personnel ...........................................    38,026    28,942
    Other operating expenses ............................    18,698    15,689
    Interest expense ....................................     2,139     2,213
    Depreciation and amortization of property and
        equipment .......................................     1,850     1,805
    Amortization of purchased loan servicing ............       155       194
    Amortization of originated loan servicing ...........     1,727       637
    Provision for impairment of originated loan servicing         0     1,727
    Amortization of other intangibles ...................       103       118
                                                            -------   -------
                                                             62,698    51,325

    Income before income taxes ..........................    14,465    15,942
    Income tax expense ..................................     5,794     5,893
                                                            -------   -------

NET INCOME ..............................................   $ 8,671   $10,049
                                                            =======   =======

NET INCOME PER SHARE ....................................   $  0.61   $  0.67
                                                            =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING .....................    14,292    15,008
                                                            =======   =======


          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                Six Months Ended June 30, 1996, and June 30, 1995
                  (Amounts in thousands, except per share data)

                                                            Six Months Ended
                                                                 June 30,
                                                            1996          1995
                                                          --------      --------
Income:
   Loan administration fees, net of excess
       servicing fee amortization ...................... $  22,319    $  21,251
   Loan origination fees ...............................    40,879       27,975
   Gain from sales of loans ............................    48,971       30,977
   Interest income, net of warehouse interest expense ..    13,620       12,384
   Gain from sales of servicing ........................    15,487       24,473
   Other ...............................................     4,449        3,943
                                                           -------      -------
                                                           145,725      121,003
Expenses:
    Personnel ..........................................    73,569       54,874
    Other operating expenses ...........................    35,024       29,951
    Interest expense ...................................     4,483        4,508
    Depreciation and amortization of property and
        equipment ......................................     3,746        3,683
    Amortization of purchased loan servicing ...........       312          388
    Amortization of originated loan servicing ..........     3,530          752
    (Recovery)/provision for impairment of
    originated loan servicing...........................    (2,052)       1,983
    Amortization of other intangibles ..................       214          225
                                                            -------     -------
                                                            118,826      96,364

    Income before income taxes .........................     26,899      24,639
    Income tax expense .................................     10,768       8,932
                                                            -------      -------

NET INCOME .............................................  $  16,131   $  15,707
                                                            =======     =======

NET INCOME PER SHARE ..................................   $    1.10    $   1.05
                                                            =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING ....................     14,676      14,999
                                                            =======     =======


          See accompanying notes to consolidated financial statements.


                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    Six Months Ended June 30, 1996, and 1995
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                             1996         1995
                                                           --------     --------
OPERATING ACTIVITIES:
    Net income ........................................   $  16,131   $  15,707
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ..................       7,161       9,138
       Excess servicing fee income ....................     (17,579)    (21,225)
       Gain from sales of servicing rights ............     (15,487)    (24,473)
       Cash proceeds from sales of servicing rights ...      72,865      40,190
    Net increase in real estate loans held for sale,
       net of unearned discounts ......................     (13,067)    (54,915)
    Increase in advances and other receivables ........     (12,569)     (5,482)
    Increase in accounts payable and other liabilities        7,099       2,191
    (Decrease) increase in other assets ...............         504      (1,922)
                                                          ---------    ---------
       NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES ...........................      45,058     (40,791)

INVESTING ACTIVITIES:
    Acquisition of assets of branches including
       purchase accounting adjustments ................         (11)        (26)
    Purchase of servicing rights ......................        --           (80)
    Acquisition of originated servicing rights ........     (67,717)    (36,800)
    Purchase of property and equipment ................      (4,098)       (848)
    Retirement of property and equipment ..............        --           718
                                                           --------     --------
        NET CASH USED IN INVESTING ACTIVITIES .........     (71,826)    (37,036)

FINANCING ACTIVITIES:
    Increases in (principal payments on) long-term debt          37     (10,527)
    Increase (decrease) in warehouse lines of credit,
       commercial paper, repurchase agreements, and
       other borrowings ...............................      45,227     (11,493)
    Purchases of Treasury Stock .......................     (20,869)        --
    Dividends .........................................      (1,752)     (1,800)
    Stock issuance under Incentive Stock Option Plan            236       1,108
                                                            --------    --------
         NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES ...................................      22,879     (22,712)
                                                            --------    --------
         DECREASE IN CASH AND CASH EQUIVALENTS ........      (3,889)   (100,539)
    Cash and cash equivalents at beginning of year ....      12,273     102,045
                                                            --------    --------
         CASH AND CASH EQUIVALENTS AT
          END OF PERIOD ................................  $   8,384    $  1,506
                                                            ========    ========

    Supplemental disclosure of cash flow information
      Cash paid during the period for:
         Interest ......................................  $  13,652    $  8,811
                                                            ========    ========
         Income Taxes ..................................  $   2,128    $    800
                                                            ========    ========

          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of North American Mortgage Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1995.

Note 2 - Net Income Per Share Information

         Net income per common share is computed based on the weighted average number of shares outstanding during the period. The potential dilutive effect of common stock equivalents has not been included because that amount is not considered to be material. The weighted average number of shares outstanding for net income per share was 14,292,000 and 15,008,000 for the three months ended June 30, 1996, and 1995, respectively, and 14,676,000 and 14,999,000 for the six months ended June 30, 1996, and 1995, respectively.

Note 3 - Capitalized Servicing Rights

         Purchased loan servicing, excess servicing fees and originated loan servicing, net of accumulated amortization and impairment were as follows:

                              Purchased Loan   Excess Servicing  Originated Loan
                              Servicing, Net      Fees, Net      Servicing, Net
                              --------------      ---------      --------------
                                           (Dollars in thousands)

Balance at December 31, 1995..  $  1,163        $   20,559      $  56,353
Additions.....................      ---             17,579         67,717
Scheduled Amortization........      (313)           (1,410)        (3,530)
Recovery of Impairment of
 Originated Loan Servicing....       ---               ---          2,052
Basis on Servicing Sales......       ---           (19,532)       (37,846)
                                 --------          --------       --------

Balance at June 30, 1996.....   $    850        $   17,196        $ 84,746(1)(2)

                                    ====           =======         =======

- ---------------
     (1) Includes $7,388 of originated loan servicing rights which are related to loans held for sale to investors. No revenues have been recognized on this $7,388 of servicing rights, as the underlying loans have not yet been sold.

     (2) At June 30, 1996, the originated loan servicing impairment allowance was approximately $500,000.

Note 4 - FAS No. 125

         In June 1996, the Financial Accounting Standards Board issued Statement Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS No. 125), which will become effective on January 1, 1997. This statement will make the accounting for Originated Mortgage Servicing Rights and Excess Servicing Rights consistent. The Company is currently studying the effect of this statement, but does not expect the adoption of the statement to have a material effect on future reported earnings.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended June 30, 1996, Compared with Quarter Ended June 30, 1995

RESULTS OF OPERATIONS

         General Market Conditions - During the second quarter of 1996, U. S. origination levels increased by 45% over the same period last year, due to a higher level of new and existing home purchases and refinancings (see table below). Although the overall level of refinance activity was higher than last year, refinancings steadily declined, from January through July of 1996, primarily as a result of the rise in interest rates which began in February 1996. By early August 1996, however, interest rates had begun to decline. For example, on August 3, 1996, the 30-year fixed mortgage rate was approximately 8% as compared with a rate of approximately 8.25% on June 30, 1996. To the extent interest rates remain at existing levels or move lower, demand for refinancings may increase.

                                                      1-4 Family U.S. Mortgage
                                                             Originations*
                                                             Second Quarter
                                                      1996              1995
                                                   ----------         ---------
                                                      (Dollars in billions)

   New and existing home purchases.............      $   141           $  120
   Refinancings................................           64               21
                                                         ---              ---

                   Total                             $   205           $  141
                                                         ===              ===

- ---------------
     * Sources: Department of Housing and Urban Development (HUD), Mortgage Bankers Association (MBA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC) (1996 market data based on current estimates).


         Summary of Results - Net income for the second quarter of 1996 was $8.7 million or $0.61 per share, a $1.4 million decrease from the $10.0 million, or $0.67 per share, earned during the second quarter of 1995. The decrease in earnings occurred, even though loan originations increased to $2.5 billion in the second quarter of 1996 compared with $1.7 billion in the second quarter of 1996, for three principal reasons: (i) higher discounts given to borrowers to meet escalating price competition, (ii) lower hedge gains due to higher bond market volatility during the current quarter, and (iii) lower gains from sales of servicing due to a higher Originated Mortgage Servicing Rights (OMSR) basis associated with servicing sales in 1996. From an operational standpoint, the Company's direct production unit costs (origination fees less origination expenses) were 6% lower in the current quarter compared with last year, while direct servicing expenses increased slightly from $69 per loan to $71 per loan.

         The Company's $2.5 billion in loan originations during the second quarter of 1996 were 47% higher than the same quarter last year. This increase in origination volume is reflective of the 45% increase in total U. S. mortgage originations for the same period. Refinancings represented 32% of total originations in the second quarter of 1996 compared with 23% in the second quarter of 1995.

         The following table sets forth certain information regarding the servicing portfolio of the Company for the periods indicated:

                                                Quarters Ended June 30,
                                             1996                   1995
                                             ----                   ----
                                 (Dollars in millions, except Average Loan Size)

 Servicing Portfolio:
   Beginning Portfolio................     $  13,603            $  14,488
      Add:
  Loans Originated....................         2,487                1,697
      Deduct:
  Sales of Servicing Rights...........        (1,759)              (1,286)
  Run-off (1).........................          (495)               ( 337)
                                             --------             --------
 Ending Portfolio.....................     $  13,836            $  14,562
                                              ======               ======
 Average Loan Size of Ending Portfolio     $  98,000            $  96,000
 Weighted Average Interest Rate.......          7.72%                7.08%


         Revenues - Revenues for the second quarter of 1996 were $77.2 million, a $9.9 million or 15%, increase from $67.3 million in the second quarter of 1995.

         Loan administration fees were $11.4 million in the second quarter of 1996, a 15% increase, as compared with $9.9 million in the second quarter of 1995. This increase primarily resulted from a decline in amortization and impairment of excess servicing fees to $641,000 during the second quarter of 1996 compared with $1.6 million during the second quarter of 1995. This resulted from changes in mortgage prepayment expectations driven by the general rising rate environment during the first six months of 1996.

         Loan origination fees were $21.1 million during the second quarter of 1996, a 25% increase, as compared with $16.8 million during the second quarter of 1995. This increase resulted primarily from a 47% increase in loan originations, partially offset by a decrease in average origination fees collected on each loan. The decrease in the average origination fees collected resulted from a higher percentage of wholesale and telemarketing production in the second quarter of 1996 (63% as compared with 57%), on which the Company receives lower average origination fees than it receives on retail loans.

         The gain from sales of loans was $27.1 million during the second quarter of 1996, as compared with $20.1 million during the second quarter of 1995. Gain on sales of loans is impacted by three factors: hedging activity, price subsidies and the recognition of gains related to OMSR under FAS 122.



- ---------------
     (1) Run-off refers to regular dollar amount of the amortization of loans, prepayments and foreclosures. Second quarter of 1996 annualized run-off rate was 15% compared with 9% during the second quarter of 1995.

     A summary of the marketing results for the second quarter of 1996 and 1995 follows:


                                                    Three Months Ended June 30,
                                                       1996           1995
                                                   ----------      ----------
                                                      (Dollars in thousands)

Hedging Gains ...................................   $   2,077       $   6,639

Pricing Subsidies................................      (8,808)         (4,918)

OMSR - FAS No. 122...............................      33,859          18,411
                                                       ------         -------

                                                    $  27,128       $  20,132
                                                       ======          ======

     Second quarter hedging results continued to be negatively impacted by the upward turn in interest rates and increased bond market volatility. During the second quarter of 1996, the Company's hedging gains decreased to $2.1 million or 8 basis points on loans originated during the quarter compared with $6.6 million, or 39 basis points on loans originated during the second quarter of 1995. Included in the second quarter 1996 hedging gains was the benefit of approximately $2 million of net pair off gains recorded in April which related to March 1996 coverage. To the extent that interest rates increase or the bond market remains volatile, the Company's future marketing results could be negatively impacted.

     Pricing subsidies increased to $8.8 million in the second quarter of 1996, or an average subsidy of 35 basis points on loans produced, compared with $4.9 million in the second quarter of 1995, or 29 basis points. This increase reflects the continuing price competition for mortgage loans, particularly for those loans sourced through wholesale brokers. OMSR gains increased to $33.9 million during the second quarter of 1996, an increase of $15.4 million, or 84%, compared with the second quarter of 1995. This increase principally relates to a 58% increase in loans sold during the second quarter of 1996, as well as changes in product mix and market values that resulted in a higher capitalization rate. Interest income, net of warehouse interest expense, increased to $7.1 million during the second quarter of 1996, as compared with $6.4 million during the second quarter of 1995, a 12% increase. This increase resulted from a 72% increase in the average balance of loans held for sale, partially offset by the Company's decreased use of its working capital to reduce warehouse borrowing costs. Gain from sales of servicing was $8.0 million during the second quarter of 1996, as compared with $11.9 million during the second quarter of 1995, a 33% decrease. Gain on sales of servicing rights is affected by the volume of servicing rights sold, the proceeds received and the amount of OMSR and excess servicing basis associated with each sale.

     The following table summarizes the items for the second quarter of 1996 and 1995:

                                                      1996             1995
                                                   -----------      ----------
                                                      (Dollars in millions)

 Principal Sold .....................               $  1,759       $   1,286
                                                       =====           =====

 Proceeds*...........................               $   29.9       $    26.9

 OMSR and Excess Basis...............                  (21.9)          (15.0)
                                                       ------          ------

 Net Gain on Servicing Sales.........               $    8.0        $   11.9
                                                      =======           =====

- ---------------
     * Represents 170 basis points on the principal balance sold in 1996 vs. 209 basis points in 1995.


     The comparatively lower proceeds in basis points for the second quarter of 1996 relate to differences in the type of servicing sold (i.e., government vs. conventional) and the level of excess servicing fees, which resulted in a lower average servicing fee in the second quarter of 1996 compared with 1995. The increased basis on servicing sold resulted from a higher percentage of servicing sold with OMSR basis during the second quarter of 1996 as compared with 1995.

     Expenses - Expenses for the second quarter of 1996 were $62.7 million, a 22% increase, as compared with $51.3 million during the second quarter of 1995.

     Personnel costs were $38.0 million for the second quarter of 1996, a 31% increase, as compared with $28.9 million for the second quarter of 1995. This increase in personnel expenses from 1995 principally occurred in the residential loan production area. The increase reflects the additional personnel expenses that were required to originate a 47% higher loan origination volume. The percentage increase in personnel expenses was less than the percentage increase in origination volume in the second quarter of 1996 due to a more efficient use of production personnel.

     Other operating expenses increased 19% to $18.7 million for the second quarter of 1996 from $15.7 million for the second quarter of 1995. This increase reflects the additional operating expenses that were required to originate a 47% higher origination volume. The percentage increase in other operating expenses during the second quarter of 1996 was less than the percentage increase in loan origination volume due to better absorption of fixed overhead.

     Amortization of originated loan servicing increased to $1.7 million in the second quarter of 1996, as compared with $637,000 during the second quarter of 1995. This increase related to the increase in the Originated Loan Servicing asset, which was $84.7 million at June 30, 1996 and $29.3 million at June 30, 1995.

     There was no provision for impairment of originated loan servicing during the second quarter of 1996, as compared with a $1.7 million provision during the second quarter of 1995. This reduction in impairment expense was due to the recent upturn in interest rates which resulted in slower than expected mortgage prepayment speeds.


Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995

     Summary - Net income for the first six months of 1996 was $16.1 million, or $1.10 per share, a $424,000 increase from the $15.7 million, or $1.05 per share, earned during the first six months of 1995. The 3% increase in earnings relative to the 75% increase in originations is primarily attributable to the following factors: (i) higher discounts given to borrowers to meet escalating price competition, (ii) lower hedge gains due to higher bond market volatility during the six months, and (iii) lower gains from sales of servicing due to a higher OMSR basis associated with servicing sales in 1996.

     The aggregate principal amount of loan originations for the first six months of 1996 was $4.9 billion, a 75% increase, as compared with $2.8 billion for the first six months of 1995. This increase in production volume is reflective of the 64% increase in the total U. S. mortgage originations for the same period and an increased market share in the purchase segment by the Company to 1.10%* for the first six months of 1996 as compared with 0.97%* for the first six months of 1995.

     The following table summarizes the activity in the Company's servicing portfolio for the first six months of 1996:

                                             Six Months Ended June 30,
                                               1996            1995
                                               ----            ----
                                 (Dollars in millions, except Average Loan Size)

Servicing Portfolio:
   Beginning Portfolio ..........           $ 14,109        $ 14,836
     Add:
   Loans Originated .............              4,942           2,824
     Deduct:
   Sales of Servicing Rights ....             (4,141)         (2,517)
   Run-off (1) ..................             (1,074)           (581)
                                             --------        --------
   Ending Portfolio .............           $ 13,836        $ 14,562
                                             ========        ========


- ---------------
     * Sources: HUD, MBA, FNMA, and FHLMC (1996 market data based on current estimates).

     (1) Run-off refers to regular dollar amount of the amortization of loans, prepayments and foreclosures. For the first six months of 1996, the annualized run-off rate was 15% compared with 8% for the first six months of 1995.


     Revenues - Revenues for the six months ended June 30, 1996, were $145.7 million, a $24.7 million, or 20% increase, as compared with $121.0 million in the first six months of 1995.

     Loan administration fees were $22.3 million during the first six months of 1996, a 5% increase, as compared with $21.3 million in the first six months of 1995. This increase occurred in spite of a 1% decline in the average size of the Company-owned servicing portfolio, because of a $1.5 million charge for the impairment of excess servicing rights during the first six months of 1995, which did not recur during the first six months of 1996, due to increasing interest rates during the later period.

     Loan origination fees were $40.9 million during the first six months of 1996, a 46% increase, as compared with $28.0 million in the first six months of 1995. This increase resulted primarily from a 75% increase in loan originations, partially offset by a decrease in the average origination fees collected on each loan. The decrease in the average origination fees collected resulted from a higher percentage of wholesale and telemarketing production in the first six months of 1996 (65% as compared with 58%), on which the Company receives lower average origination fees than it receives on retail loans.

     The gain from sales of loans was $49.0 million for the first six months of 1996, as compared with $31.0 million during the first six months of 1995. Gain on sales of loans is impacted by three factors: hedging activity, price subsidies and the recognition of gains related to OMSR under FAS 122.

     A summary of the marketing results for the first six months of 1996 and 1995 follows:

                                                   Six Months Ended June 30,
                                                    1996              1995
                                                 ----------        ----------
                                                    (Dollars in thousands)

 Hedging Gains (Losses) ...................     $   (346)         $   9,838

 Pricing Subsidies.........................      (17,702)            (8,159)

 OMSR - FAS No. 122........................       67,019             29,298
                                                  ------             ------

                                                $ 48,971          $  30,977
                                                  ======             ======

     During the first six months of 1996, hedging results were negatively impacted by the upward turn in interest rates and increased bond market volatility. To the extent that interest rates continue to increase or the bond market remains volatile, the Company's future marketing results may be negatively affected.

     Pricing subsidies increased to $17.7 million during the first six months of 1996, or an average subsidy of 36 basis points on loans produced, compared with $8.2 million in the first six months of 1995, or 29 basis points. This increase reflects the continuing price competition within the industry, particularly for loans sourced through wholesale brokers.

     OMSR gains increased to $67.0 million during the first six months of 1996, an increase of $37.7 million, or 129%, compared with the first six months of 1995. This increase was due to a 78% increase in loans sold during the first six months of 1996, and the fact that nearly 20% of loans sold during the first six months of 1995 were originated in 1994, prior to the implementation of FAS No. 122, and accordingly did not reflect the additional gain for the capitalization of the OMSRs.

     Interest income, net of warehouse interest expense, increased by 10% to $13.6 million during the first six months of 1996, as compared with $12.4 million during the first six months of 1995. This increase resulted from a 54% increase in the average balance of loans held for sale, partially offset by a decrease in working capital used by the Company to reduce its warehouse borrowing costs. This reduction in working capital available to finance loans held for sale relates primarily to the repayment of $35.3 million in debt since late March 1995 and $20.9 million used to repurchase Company stock during the first six months of 1996.

     Gain from sales of servicing was $15.5 million during the first six months of 1996, as compared with $24.5 million during the first six months of 1995, a 37% decrease. In the first six months of 1996, the Company sold $4.1 billion of servicing rights at an average price of 176 basis points for total proceeds of $72.9 million. This compares with $2.5 billion sold in the first six months of 1995 at an average price of 160 basis points for total proceeds of $40.2 million. The related gain on sales of servicing decreased, however, due to a higher level of OMSR and excess servicing basis associated with sales ($57.4 million for the first six months of 1996, as compared with $15.7 million for the first six months of 1995).

     Expenses - Expenses for the first six months of 1996 were $118.8 million, a 23% increase, as compared with $96.4 million during the first six months of 1995.

     Personnel expenses were $73.6 million for the first six months of 1996, a 34% increase, as compared with $54.9 million for the first six months of 1995. This increase in personnel expenses from 1995 primarily occurred in the residential loan production area. The increase reflects the additional personnel expenses that were required to produce a 75% higher loan origination volume. The percentage increase in personnel expenses was less than the percentage increase in origination volume in the first six months of 1996 due to a more efficient use of production personnel.

     Other operating expenses increased 17% to $35.0 million for the first six months of 1996, as compared with $30.0 million for the first six months of 1995. This increase reflects additional operating expenses that were required to originate a 75% higher origination volume. The percentage increase in other operating expenses during the first six months of 1996 was less than the percentage increase in loan production volume due to better absorption of fixed overhead.

     Amortization of originated loan servicing increased to $3.5 million during the first six months of 1996, as compared with $752,000 during the first six months of 1995. This increase related to the implementation of FAS No. 122 and the increase in the Originated Loan Servicing asset, which was $56.4 million at December 31, 1995, but which had no book value prior to 1995.

Provision for (recovery of) impairment of originated loan servicing was a $2.1 million recovery in the first six months of 1996, as compared with a $2.0 million impairment provision during the first six months of 1995. This recovery was caused by increasing interest rates during the first six months of 1996, which slowed expected mortgage prepayment rates on loans the Company services and, as a result, increased the expected life and value of the servicing asset.


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

     The Company finances its warehouse loan funding requirements primarily through a bank warehouse line of credit and through its commercial paper program. This financing requirement begins at the time of loan closing and extends for an average of approximately 30 days until the loan is sold into the secondary market. On January 23, 1996, the Company entered into a new warehouse line of credit facility totaling $1.21 billion. This line of credit expires on January 23, 1999. Effective August 7, 1996, the commitment amount for the warehouse line of credit facility was reduced, at the Company's request, to $1.0 billion.

     The Company also has a commercial paper borrowing program. Borrowings under this $500 million program replace, at a reduced interest rate, borrowings under the Company's warehouse line of credit. The warehouse line of credit acts as the liquidity backup facility for the commercial paper borrowings. In addition to the warehouse line of credit and commercial paper borrowings, the Company makes use of gestation facilities provided by an investment bank, FNMA and FHLMC.

     During the fourth quarter of 1993, the Company sold a combined $100 million of two, three, five, and seven year medium term notes. The proceeds from the sale of these notes are being used for general corporate purposes, which include the replacement of indebtedness, financing loan origination volume and the expansion of loan origination capacity. At June 30, 1996, $75 million of medium term notes were outstanding, of which $25.0 million will mature in the fourth quarter of 1996. The Company intends to issue $25.0 million of medium term notes in the near future.

     The Company has paid quarterly common stock dividends since the initial public offering on July 15, 1992. During the second quarter of 1996, the Company paid dividends of $.06 per share totaling $845,312 for 14,088,535 shares outstanding on May 20, 1996. This compares with dividends paid in the second quarter of 1995 of $.06 per share totaling $899,659 for 14,994,311 shares outstanding on May 15, 1995.

     On February 7, 1996, the Board of Directors authorized the repurchase of up to 1.5 million shares of common stock. During the first and second quarters of 1996, the Company repurchased 329,900 and 812,500 shares with an aggregate cost of $6.8 million and $14.1 million, respectively. As of June 30, 1996, the Company held 2,282,916 shares in treasury stock which were acquired at an aggregate cost of $40.0 million, of which 1,140,516 shares were acquired under a prior Board authorization.

     The Company's net cost of its owned servicing rights is financed through cash flow from its operations, including the sale of servicing rights.

     During the first six months of 1996 and 1995, the Company generated $17.6 million and $21.2 million, respectively, of excess servicing fees as a result of loan sale transactions. In general, the Company creates excess servicing because the secondary market price offered for servicing assets was lower than the economic value or the amount the Company could receive by accumulating the assets and selling them as part of a bulk sale at a later date. During the Company's holding period of the excess servicing fee asset, the Company is at risk that the asset will decline in value and a write down will be required, primarily due to faster prepayment speeds or such expectations resulting from lower interest rates, which would encourage borrowers to refinance the mortgage loans being serviced. The carrying amount of excess servicing rights was $17.2 million and $20.6 million at June 30, 1996, and December 31, 1995, respectively.

     During the first six months of 1996 and 1995, the Company purchased property and equipment totaling $4.1 million and $848 thousand, respectively.

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

  Item 2.      Changes in Securities.

               On July 18, 1996, the Board of Directors amended the Company's By-Laws to provide that the business conducted at an annual meeting be limited to matters properly brought before the meeting. To be properly brought before the meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors,
               (b) proposed by or at the direction of the Chairman of the Board or (c) proposed by any stockholder of the Company who is entitled to vote at the meeting, who complied with certain notice provisions of and who is a stockholder of record at the time such notice is delivered to the Secretary of the Company. Such stockholder's notice must set forth (a) a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is made
               (i) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

               To be timely, a stockholder's notice must be delivered not less than sixty days nor more than ninety days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than twenty days, or delayed by more than seventy days, from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of the seventieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

               In addition, the Board amended the By-Laws to provide that the business transacted upon at any special meeting of stockholders be limited to the purposes stated in the notice of meeting.

  Item 3.      Defaults Upon Senior Securities.

               None.

  Item 4.      Submission of Matters to a Vote of Security Holders.

               a. The Company held its Annual Meeting of Stockholders on May 6, 1996.

               b.    Not applicable.

               c.  i.     The following individuals were elected to the Board of
                          Directors of the Company:

                                                     Votes For    Votes Withheld

                            John F. Farrell, Jr.     13,700,275       47,649
                            Terrance G. Hodel        13,697,870       50,054
                            William L. Brown         13,699,775       48,149
                            William F. Connell       13,699,775       48,149
                            Magna L. Dodge           13,698,975       48,949
                            William O. Murphy        13,698,775       49,149
                            Robert J. Murray         13,698,775       49,149
                            James B. Nicholson       13,699,775       48,149

                    ii. Other matters voted upon at the meeting and the number of votes cast for, against and to abstain with respect to each such matter appear below. There were no broker non-votes.

                                                     Votes    Votes     Votes to
                                                      For     Against   Abstain
                                                      ---     -------   -------

                     A.   Proposal to amend the   13,264,682  406,665    76,557
                          Stock Purchase Plan

                     B.   Ratification of the     13,703,403   18,529    25,992
                          appointment of Ernst
                          & Young, LLP as
                          independent public
                          accountants for the
                          fiscal year ending
                          December 31, 1996

              d.  Not applicable.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               a.   Exhibits

                    3.7       Amended and Restated By-Laws of the Company

                    10.44 Master Commitment Amendment dated May 31, 1996 between Federal Home Loan Mortgage Corporation and the Company

                    10.45 Master Commitment Amendment dated July 23, 1996 between Federal Home Loan Mortgage Corporation and the Company

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


                                             NORTH AMERICAN MORTGAGE COMPANY


Date:  August 12, 1996                   By:  /s/ MARTIN S. HUGHES
                                             -----------------------------------
                                                     (Martin S. Hughes)
                                                  Executive Vice President,
                                                 Chief Financial Officer and
                                                Principal Financial Officer