Form 10-Q
period 1996-09-30
NORTH AMERICAN MORTGAGE CO
filed 1996-11-13
CIK 882261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Common Stock, par value $.01 per share, (the "Common Stock") outstanding as of November 12, 1996, was 13,956,035.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 30, December 31,
                                                         1996         1995
                                                         ----         ----
ASSETS                                                      (Unaudited)


   Cash and cash equivalents ......................  $  18,123    $  12,273
   Advances and other receivables .................     77,215       76,628
   Real estate loans held for sale to investors
       --- net of unearned discounts ..............    479,622      526,913
   Purchased loan servicing .......................        702        1,163
   Originated loan servicing ......................    101,357       56,353
   Excess servicing fees ..........................     21,701       20,559
   Other intangible assets ........................      6,199        6,438
   Property and equipment .........................     37,909       36,339
   Other assets ...................................      9,239        9,702
                                                         -----        -----
                                                     $ 752,067    $ 746,368
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Warehouse line of credit .......................  $  96,955    $ 146,833
   Notes payable ..................................    100,704       74,801
   Commercial paper and other borrowings ..........    294,313      279,221
   Subordinated debt ..............................     10,070       10,070
   Accounts payable and other liabilities .........     55,627       42,299
                                                        ------       ------
                                                       557,669      553,224

STOCKHOLDERS' EQUITY
   Convertible preferred stock (1,000,000 shares
       authorized,748,179 shares issued and
       outstanding) ...............................         --           --
   Common stock (50,000,000 shares authorized,
       16,278,951 and 16,257,614 shares issued at
       September 30, 1996, and December 31, 1995,
       respectively) ...............................      163          163
   Additional paid-in capital ......................   110,550     110,250
   Retained earnings ...............................   124,375     101,909
   Treasury stock, at cost - (2,322,916 and 1,140,516
       shares at September 30, 1996 and December 31,
       1995, respectively) .........................  (40,690)     (19,178)
                                                       -------      -------
                                                       194,398      193,144
                                                       -------      -------
                                                     $ 752,067    $ 746,368
                                                     =========    =========

           See accompanying notes to consolidated financial statements.



                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          Three Months Ended September 30, 1996 and September 30, 1995
                  (Amounts in thousands, except per share data)

                                                            Three Months Ended
                                                              September 30,
                                                             1996       1995
                                                             ----       ----
Income:
   Loan administration fees, net of excess
       servicing fee amortization ........................  $11,186   $10,000
   Loan origination fees .................................   20,702    19,893
   Gain from sales of loans ..............................   22,560    20,629
   Interest income, net of warehouse interest expense ....    7,150     8,010
   Gain from sales of servicing ..........................   12,888    13,795
   Other .................................................    2,350     2,252
                                                            -------   -------
                                                             76,836    74,579
Expenses:
    Personnel ............................................   36,757    32,880
    Other operating expenses .............................   18,434    16,508
    Interest expense .....................................    2,316     2,536
    Depreciation and amortization of property and
        equipment ........................................    1,993     1,790
    Amortization of purchased loan servicing .............      149       177
    Amortization of originated loan servicing ............    2,042       950
    Provision for impairment of originated loan servicing       168        79
    Amortization of other intangibles ....................      102       109
                                                            -------   -------
                                                             61,961    55,029
                                                            -------   -------

    Income before income taxes ...........................   14,875    19,550
    Income tax expense ...................................    5,950     7,427
                                                            -------   -------

NET INCOME ...............................................  $ 8,925   $12,123
                                                            =======   =======

NET INCOME PER SHARE .....................................  $  0.64   $  0.80
                                                            =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING ......................   13,962    15,087
                                                            =======   =======


          See accompanying notes to consolidated financial statements.


                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          Nine Months Ended September 30, 1996, and September 30, 1995
                  (Amounts in thousands, except per share data)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
                                                           ----         ----
Income:
   Loan administration fees, net of excess
       servicing fee amortization.....................  $  33,505     $  31,251
   Loan origination fees..............................     61,581        47,868
   Gain from sales of loans...........................     71,531        51,606
   Interest income, net of warehouse interest
        expense.......................................     20,770        20,394
   Gain from sales of servicing.......................     28,375        38,268
   Other..............................................      6,799         6,195
                                                          -------       -------
                                                          222,561       195,582
Expenses:
    Personnel.........................................    110,326        87,754
    Other operating expenses..........................     53,458        46,459
    Interest expense..................................      6,799         7,044
    Depreciation and amortization of property and
        equipment.....................................      5,739         5,473
    Amortization of purchased loan servicing..........        461           565
    Amortization of originated loan servicing.........      5,572         1,702
    (Recovery)/provision for impairment of
        originated loan servicing                          (1,884)        2,062
    Amortization of other intangibles.................        316           334
                                                          -------       -------
                                                          180,787       151,393
                                                          -------       -------

    Income before income taxes........................     41,774        44,189
    Income tax expense................................     16,718        16,359
                                                           ------        ------

NET INCOME............................................   $ 25,056     $  27,830
                                                           ======        ======

NET INCOME PER SHARE..................................   $   1.74     $    1.85
                                                           ======        ======

WEIGHTED AVERAGE SHARES OUTSTANDING...................     14,436        15,028
                                                           ======        ======


          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Nine Months Ended September 30, 1996 and 1995
                             (Dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                             1996         1995
                                                            -------     -------
OPERATING ACTIVITIES:

  Net income.............................................  $ 25,056    $ 27,830
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................    12,126      13,301
     Excess servicing fee income.........................   (25,646)    (31,333)
     Gain from sales of servicing rights.................   (28,375)    (38,268)
     Cash proceeds from sales of servicing rights........    97,909      72,036
  Net decrease in real estate loans held for sale,
     net of unearned discounts...........................    47,291      10,339
  Increase in advances and other receivables.............      (587)     (8,288)
  Increase in accounts payable and other liabilities ....    13,328      11,130
  Decrease (increase) in other assets....................       463        (585)
                                                            --------    --------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES..............................   141,565      56,162

INVESTING ACTIVITIES:
  Acquisition of assets of branches including
     purchase accounting adjustments.....................       (77)        (26)
  Purchase of servicing rights...........................        --         (80)
  Acquisition of originated servicing rights.............   (95,644)    (65,389)
  Purchase of property and equipment.....................    (7,309)     (1,613)
  Retirement of property and equipment...................       ---         857
                                                           ---------    --------
        NET CASH USED IN INVESTING ACTIVITIES............  (103,030)    (66,251)

FINANCING ACTIVITIES:
  Increases in (principal payments on) long-term debt....     25,903    (10,500)
  Decrease in warehouse lines of credit, commercial paper,
       repurchase agreements, and other  borrowings......    (34,786)   (76,286)
  Purchases of Treasury Stock............................    (21,512)       ---
  Dividends..............................................     (2,590)    (2,706)
  Stock issuance under Incentive Stock Option Plan.......        300      1,883
                                                             --------   --------
        NET CASH USED IN FINANCING ACTIVITIES............    (32,685)   (87,609)
                                                             --------   --------
        INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS................................       5,850   (97,698)
    Cash and cash equivalents at beginning of year.......      12,273   102,045
                                                              -------   -------
         CASH AND CASH EQUIVALENTS AT
          END OF PERIOD..................................   $  18,123  $  4,347
                                                              =======   ========

    Supplemental disclosure of cash flow information
      Cash paid during the period for:
         Interest........................................   $  21,616  $ 15,779
                                                              =======   ========
         Income Taxes....................................   $   6,913  $  1,029
                                                              =======   ========

          See accompanying notes to consolidated financial statements.


                         NORTH AMERICAN MORTGAGE COMPANY
             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of North American Mortgage Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1995.

Note 2 - Net Income Per Share Information

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. The potential dilutive effect of common stock equivalents has not been included because that amount is not considered to be material. The weighted average number of shares outstanding for net income per share was 13,962,000 and 15,087,000 for the three months ended September 30, 1996, and 1995, respectively, and 14,436,000 and 15,028,000 for the nine months ended September 30, 1996, and 1995, respectively.

Note 3 - Capitalized Servicing Rights

     Purchased loan servicing, excess servicing fees and originated loan servicing, net of accumulated amortization and impairment were as follows:

                               Purchased Loan  Excess Servicing  Originated Loan
                               Servicing, Net     Fees, Net      Servicing, Net
                               --------------     ---------      --------------
                                           (Dollars in thousands)

Balance at December 31, 1995..  $  1,163       $  20,559        $  56,353
Additions.....................       ---          25,646           95,644
Scheduled Amortization........      (461)         (1,922)          (5,572)
Recovery of Impairment of
 Originated Loan Servicing....       ---             ---            1,884
Basis on Servicing Sales......       ---         (22,582)         (46,952)
                                   -----         -------          -------

Balance at September 30, 1996.  $    702       $  21,701         $ 101,357(1)(2)
                                   =====          ======           =======

---------------
(1) Includes $6,360 of originated loan servicing rights which are related to loans held for sale to investors. No revenues have been recognized on this $6,360 of servicing rights, as the underlying loans have not yet been sold.

(2) At September 30, 1996, the originated loan servicing impairment allowance was approximately $668.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended September 30, 1996, Compared with Quarter Ended September 30, 1995

RESULTS OF OPERATIONS

     General Market Conditions - Based on current industry estimates, total United States purchase and refinance origination levels decreased by 2% to $183 billion in the third quarter of 1996 from $187 billion in the same period last year. While the level of new and existing home purchases increased over last year, this increase was offset by a lower level of refinancings (see table below). The level of refinance originations began to decline in February of 1996 when interest rates began to rise; however, by early summer, refinance activity leveled off and remained steady through September 1996. Recently, interest rates have begun to decline. From mid-September through early November 1996, the 30-year fixed mortgage rate declined from 8.3% to 7.8%. This interest rate decline has increased the Company's refinance loan applications over September levels. To the extent interest rates remain at existing levels or move lower, demand for refinancings may increase.

                                                   1-4 Family U.S. Mortgage
                                                         Originations*
                                                        Third Quarter
                                                    1996              1995
                                                    ----              ----
                                                     (Dollars in billions)

   New and existing home purchases...........       $ 151           $  133
   Refinancings..............................          32               54
                                                      ---              ---

       Total                                        $ 183           $  187
                                                      ===              ===

---------------
* Sources: Mortgage Bankers Association (MBA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC) (1996 market data based on current estimates).


     The Company's $2.1 billion in loan originations during the third quarter of 1996 were 5% lower than during the same quarter last year. This decrease in loan origination volume is primarily reflective of the 2% decrease in total U. S. mortgage originations for the same period. Refinancings represented 28% of total originations in the third quarter of 1996 compared with 33% in the third quarter of 1995. October 1996 loan applications were $1.4 billion, up 7% from October 1995 applications of $1.3 billion. Loan applications for refinancings in October 1996 were 41% of total applications.

     Summary of Results - Net income for the third quarter of 1996 was $8.9 million or $0.64 per share, a $3.2 million decrease from the $12.1 million, or $0.80 per share, earned during the third quarter of 1995. This decrease in earnings occurred due to comparatively higher expense levels. Personnel and operating expenses increased due to start-up costs for new branch offices and satellites, hiring costs for new loan officers added in connection with the Company's retail sales initiative, as well as from the higher percentage of originations for government loans in the third quarter of 1996. While government loans are traditionally more costly to produce, they also have a higher OMSR value compared to conventional loans (see discussion of OMSR gains on page 11). Additionally, amortization of originated loan servicing increased due to the higher carrying value for servicing rights in the third quarter of 1996 compared to 1995.

     Servicing Rights - The following table sets forth certain information regarding the servicing portfolio of the Company for the periods indicated:

                                                   Quarters Ended September 30,
                                                    1996              1995
                                                    ----              ----
                                                  (Dollars in millions, except
                                                       Average Loan Size)

   Servicing Portfolio:
     Beginning Portfolio.....................    $ 13,836         $  14,561
       Add:
           Loans Originated..................       2,112             2,227
       Deduct:
           Sales of Servicing Rights.........      (1,891)           (1,881)
           Run-off (1).......................        (426)             (452)
                                                    ------           -------
       Ending Portfolio......................    $  13,631         $  14,455
                                                    ======            ======

       Average Loan Size of
           Ending Portfolio..................    $  97,000         $  96,000
             Weighted Average Interest Rate..         7.79%             7.71%

---------------
(1) Run-off refers to regular dollar amount of the amortization of loans, prepayments and foreclosures. The annualized run-off rate in both the third quarter of 1996 and 1995 was 12%.

     Effective January 1, 1995, the Company adopted FAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to FAS No. 65. The primary difference between FAS No. 122 and FAS No. 65, as it relates to the Company, is the accounting treatment for the normal servicing fee associated with in-house Originated Mortgage Servicing Rights (OMSRs). Virtually all of the additions to the servicing portfolio are OMSRs. Generally, under FAS No. 65, OMSRs were not recorded as an asset, while under FAS No. 122, the full value of OMSRs are capitalized.

     As a result of the difference in accounting treatment, the balance sheet carrying value for servicing rights is significantly different depending on whether the servicing was originated before January 1, 1995 (pre-1995) or after January 1, 1995 (post-1995). Management believes that the total fair market value of its pre-1995 servicing rights is substantially more than their carrying value, while the fair market value of post- 1995 servicing rights is approximately equal to their total carrying value. In the third quarter of 1996, the Company sold $1.04 billion of pre-1995 servicing rights and recorded a net pre-tax gain of $12.3 million. The prices received for sales in the third quarter of 1996 may not necessarily be reflective of the value of the remaining pre-1995 portfolio, due to differences in portfolio characteristics (i.e., servicing fees, age, coupon rates) and changes in market conditions. At
September 30, 1996, the net balance sheet carrying value (the total OMSR, Purchased Servicing and Excess Servicing Assets) and the principal balance of the Servicing Portfolio originated pre-1995 and post-1995 were as follows:

                                                                     Total at
                                       Pre-1995      Post-1995       9/30/96
                                       --------      ---------       -------

  Balance sheet carrying value
    (In thousands)                    $  1,686      $ 122,074       $ 123,760
                                        ------        -------         -------

  Servicing portfolio principal
    balance (In millions)             $  6,694      $   6,937       $  13,631
                                        ------        -------         -------

    Carrying value percentage              .03%         1.76%           .91%
                                        ------        -------         -------


     Management continually evaluates the Company's investment in retained servicing rights and periodically makes decisions to sell servicing rights after considering the following criteria: cash requirements, market value for servicing rights compared to their economic value to the Company, exposure to prepayment risk, and earnings impact. To the extent the Company elects to sell pre-1995 servicing rights, virtually all of the net proceeds from such sales are recognized as a one-time gain from sale of servicing due to their minimal book value. Of the approximately $6.7 billion of pre-1995 servicing remaining at
September 30, 1996, the Company estimates that it may be economically advantageous (i.e., where market value equals or exceeds the economic value to the Company) to sell only approximately $3.8 billion as part of its future servicing sales. The Company's results of operations have historically been and will continue to be impacted by the amount and timing of sales of pre-1995 servicing rights.

     Historically, when interest rates decline, the incremental value created by the Company's production organization from higher refinance originations has more than offset the loss in value to its servicing portfolio resulting from higher prepayments. Accordingly, the Company has not purchased any financial prepayment hedges, but it has relied on its ability to produce new servicing as a macro-hedge. Under FASB No. 122, however, if rates were to decline, the timing of additional production revenues and any servicing impairment charge, for financial statement purposes, may not occur in the same period. The Company could be required to recognize a servicing impairment charge in one reporting period, while the incremental production revenues could be generated over several periods.

     Revenues - Revenues for the third quarter of 1996 were $76.8 million, a $2.3 million or 3%, increase from $74.6 million in the third quarter of 1995.

     Loan administration fees were $11.2 million in the third quarter of 1996, a 12% increase, as compared with $10.0 million in the third quarter of 1995. This increase resulted from an increase in the average servicing fees collected and a $500,000 reduction in excess servicing impairment during the third quarter of 1996. This resulted from lower mortgage prepayment expectations driven by the general rising rate environment during most of 1996.

     Loan origination fees were $20.7 million during the third quarter of 1996, a 4% increase, as compared with $19.9 million during the third quarter of 1995. This increase resulted from an increase in average origination fees collected on each loan, partially offset by a 5% decrease in loan originations. The increase in average origination fees collected resulted from a higher percentage of retail production in the third quarter of 1996 as compared to 1995 (42% as compared with 40%), on which the Company received higher average origination fees than it received on wholesale and telemarketing production, as well as the introduction of an equity line of credit product and increased revenues on brokered out loans.

     The gain from sales of loans was $22.6 million during the third quarter of 1996, as compared with $20.6 million during the third quarter of 1995. Gain from sales of loans is impacted by three factors: hedging activity, price subsidies and the recognition of gains related to OMSR under FAS 122.

     A summary of the marketing results for the third quarter of 1996 and 1995 follows:

                                             Three Months Ended September 30,
                                                  1996              1995
                                                  ----              ----
                                                  (Dollars in thousands)

     Hedging Gains (Losses) ............        $   886          $  (803)

     Pricing Subsidies..................         (7,281)          (7,441)

     OMSR - FAS No. 122.................          28,955           28,873
                                                  ------           ------
                                                $ 22,560         $ 20,629
                                                  ======           ======

     Third quarter hedging results improved slightly to a gain of $886,000, or 4 basis points on loans originated during the quarter, as compared to a loss of $803,000, or 4 basis points on loans originated during the third quarter of 1995. The improved hedging results were partially due to the lower bond market volatility in the third quarter of 1996 as compared to the third quarter of 1995.

     Pricing subsidies were $7.3 million in the third quarter of 1996, or an average subsidy of 34 basis points on loans produced, compared with $7.4 million in the third quarter of 1995, or 33 basis points. This level of pricing subsidy reflects the continuing price competition for mortgage loans, particularly those loans sourced through wholesale brokers.

     OMSR gains increased to $29.0 million during the third quarter of 1996, compared with $28.9 million during the third quarter of 1995. This increase occurred despite an 8% decrease in the volume of loans sold, due to changes in the product mix and market values that resulted in a higher capitalization rate during the third quarter of 1996. The changes in product mix included an increase in government loans sold in the third quarter of 1996. Government originations increased to 33% of total originations during the third quarter of 1996, compared to 28% during the third quarter of 1995.

     Interest income, net of warehouse interest expense, decreased to $7.2 million during the third quarter of 1996, as compared with $8.0 million during the third quarter of 1995, an 11% decrease. This decrease resulted from having less corporate funds available to reduce inventory related borrowing. Since September 30, 1995, the Company has used some of its corporate funds to repay debt and repurchase the Company's Common Stock.

     Gain from sales of servicing was $12.9 million during the third quarter of 1996, as compared with $13.8 million during the third quarter of 1995, a 7% decrease. Gain from sales of servicing is affected by the volume of servicing rights sold, the proceeds received and the amount of OMSR and excess servicing basis associated with each sale.

     The following table summarizes the items for the third quarter of 1996 and 1995:

                                             Three Months Ended September 30,
                                                 1996              1995
                                                 ----              ----
                                                  (Dollars in millions)

       Principal Sold ...................    $  1,891          $  1,881
                                                =====             =====

       Proceeds*.........................    $   25.1          $   31.9

       OMSR and Excess Basis.............       (12.2)            (18.1)
                                                ------            ------

       Net Gain on Servicing Sales.......    $   12.9          $   13.8
                                                =====             =====

---------------
* Represents 132 basis points on the principal balance sold in 1996 vs. 169 basis points in 1995.


     The comparatively lower proceeds for the third quarter of 1996 relate to differences in the type of servicing sold (i.e., government vs. conventional) and the level of excess servicing fees, which resulted in a lower average servicing fee in the third quarter of 1996 compared with 1995. The decreased basis on servicing sold resulted from a lower percentage of post-1995 servicing sold with OMSR basis (pre-1995 originated servicing has no OMSR basis since it was produced prior to the implementation of FAS No. 122) during the third quarter of 1996 as compared with 1995. (See discussion of Servicing Rights.)

     Expenses - Expenses for the third quarter of 1996 were $62.0 million, a 13% increase, as compared with $55.0 million during the third quarter of 1995.

     Personnel costs were $36.8 million for the third quarter of 1996, a 12% increase, as compared with $32.9 million for the third quarter of 1995. This increase in personnel expenses occurred due to a higher percentage of government originations during the third quarter of 1996, as well as start up costs for seven new production offices and ten satellite origination locations opened during the third quarter. The Company also incurred hiring costs for new loan officers added in connection with the Company's retail sales initiative. Other operating costs were $18.4 million for the third quarter of 1996,a 12% increase, as compared to $16.5 million during the third quarter of 1995. This increase reflects additional operating expenses that were required to operate an expanded production network during 1996, as well as start up costs for the new production offices and satellite locations.

     Amortization of originated loan servicing increased to $2.0 million in the third quarter of 1996, as compared with $950,000 during the third quarter of 1995. This increase related to the increase in the Originated Loan Servicing asset, which was $101.4 million at September 30, 1996 and $46.1 million at September 30, 1995.


Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

RESULTS OF OPERATIONS

     General Market Conditions - For the nine month period ended September 30, 1996, origination levels increased by 40% compared to the prior year. This was in contrast to the third quarter of 1996, in which origination levels declined by 5% compared to the same period in 1995. The reason for the difference in year to year comparisons (nine months vs. third quarter) is a function of the trends of interest rates over these periods of time. In 1995, origination levels started slowly and increased throughout the nine months as interest rates declined, while in 1996, origination levels started more vigorously, then weakened as interest rates rose and refinancings declined (see charts below).

               (Graph)

      30 Year Mortgage Rates

                    1995      1996
                    ----      ----

December            9.18%     7.11%
January             9.13%     7.00%
February            8.73%     7.32%
March               8.38%     7.69%
April               8.26%     7.92%
May                 7.85%     8.03%
June                7.53%     8.29%
July                7.79%     8.19%
August              7.88%     8.09%
September           7.62%     8.16%

Source: FHLMC

               (Graph)

North American Mortgage Company Originations
            ($ in millions)

                    1995      1996
                    ----      ----

First Quarter     $ 1,128   $ 2,455
Second Quarter    $ 1,697   $ 2,487
Third Quarter     $ 2,227   $ 2,112

Note: The above graphs show the inverse relationship between interest rates and loan originations.

     The aggregate principal amount of loan originations for the first nine months of 1996 was $7.1 billion, a 40% increase, as compared with $5.1 billion for the first nine months of 1995. This increase in production volume is reflective of the 37% increase* in the total U. S. mortgage originations for the same period.

---------------
* Sources:  MBA, FNMA and FHLMC (1996 market data based on current estimates).


     Summary of Results - Net income for the first nine months of 1996 was $25.1 million, or $1.74 per share, as compared with $27.8 million, or $1.85 per share, earned during the first nine months of 1995. The 10% decrease in earnings relative to the 40% increase in originations is primarily attributable to the following factors: (i) higher discounts given to borrowers to meet escalating price competition, (ii) lower hedge gains due to higher bond market volatility during the nine months, and (iii) lower gains from sales of servicing due to a higher OMSR basis associated with servicing sales in 1996.

     Servicing Rights - The following table summarizes the activity in the Company's servicing portfolio for the first nine months of 1996:

                                                 Nine Months Ended September 30,
                                                      1996            1995
                                                      ----            ----
                                                       (Dollars in millions,
                                                     except Average Loan Size)
  Servicing Portfolio:
      Beginning Portfolio...................       $ 14,109        $ 14,836
        Add:
             Loans Originated...............          7,054           5,051
        Deduct:
             Sales of Servicing Rights......         (6,032)         (4,398)
             Run-off (1)  ..................         (1,500)         (1,034)
                                                     -------         -------
             Ending Portfolio...............       $ 13,631        $ 14,455

--------------
 (1) Run-off refers to dollar amount of the amortization of loans, prepayments and foreclosures. For the first nine months of 1996, the annualized run-off rate was 14% compared with 9% for the first nine months of 1995.


     Revenues - Revenues for the first nine months ended September 30, 1996, were $222.6 million, a $27.0 million, or 14% increase, as compared with $195.6 million in the first nine months of 1995.

     Loan administration fees were $33.5 million during the first nine months of 1996, a 7% increase, as compared with $31.3 million in the first nine months of 1995. This increase was due to a $2.0 million charge for the impairment of excess servicing rights during the first nine months of 1995, which did not recur during the first nine months of 1996.

     Loan origination fees were $61.6 million during the first nine months of 1996, a 29% increase, as compared with $47.9 million in the first nine months of 1995. This increase resulted primarily from a 40% increase in loan originations, partially offset by a decrease in the average origination fees collected on each loan. The decrease in the average origination fees collected resulted from a higher percentage of wholesale and telemarketing production in the first nine months of 1996 (63% as compared with 59%), on which the Company receives lower average origination fees than it receives on retail loans.

     The gain from sales of loans was $71.5 million for the first nine months of 1996, as compared with $51.6 million during the first nine months of 1995. Gain on sales of loans is impacted by three factors: hedging activity, price subsidies and the recognition of gains related to OMSR under FAS No. 122.

     A summary of the marketing results for the first nine months of 1996 and 1995 follows:

                                             Nine Months Ended September 30,
                                                 1996              1995
                                                 ----              ----
                                                 (Dollars in thousands)

         Hedging Gains....................    $    541         $ 9,035

         Pricing Subsidies................     (24,984)         (15,600)

         OMSR - FAS No. 122...............      95,974           58,171
                                                ------           ------

                                              $ 71,531         $ 51,606
                                                ======           ======


     During the first nine months of 1996, hedging results were negatively impacted by the upward movement in interest rates and increased bond market volatility. To the extent that interest rates increase or the bond market remains volatile, the Company's future marketing results may be negatively affected.

     Pricing subsidies increased to $25.0 million during the first nine months of 1996, or an average subsidy of 35 basis points on loans produced, compared with $15.6 million, or 31 basis points, in the first nine months of 1995. This increase reflects the continuing price competition within the industry, particularly for loans sourced through wholesale brokers.

     OMSR gains increased to $96.0 million during the first nine months of 1996, an increase of $37.8 million, or 65%, compared with the first nine months of 1995. This increase was due to a 40% increase in loans sold during the first nine months of 1996, and the fact that approximately 11% of loans sold during the first nine months of 1995 were originated in 1994, prior to the implementation of FAS No. 122, and accordingly did not reflect the additional gain for the capitalization of the OMSRs.

     Gain from sales of servicing was $28.4 million during the first nine months of 1996, as compared with $38.3 million during the first nine months of 1995, a 26% decrease. In the first nine months of 1996, the Company sold $6.0 billion of servicing rights at an average price of 162 basis points for total proceeds of $97.9 million. This compares with $4.4 billion sold in the first nine months of 1995 at an average price of 164 basis points for total proceeds of $72.0 million. The related gain on sales of servicing decreased, however, due to a higher level of OMSR and excess servicing basis associated with sales ($69.5 million for the first nine months of 1996, as compared with $33.8 million for the first nine months of 1995).

     Expenses - Expenses for the first nine months of 1996 were $180.8 million, a 19% increase, as compared with $151.4 million during the first nine months of 1995.

     Personnel expenses were $110.3 million for the first nine months of 1996, a 26% increase, as compared with $87.8 million for the first nine months of 1995. This increase in personnel expenses from 1995 primarily occurred in the residential loan production area. The increase reflects the additional personnel expenses that were required to produce a 40% higher loan origination volume, while at the same time hiring additional loan officers as part of the Company's retail production initiative.

     Other operating expenses increased 15% to $53.5 million for the first nine months of 1996, as compared with $46.5 million for the first nine months of 1995. This increase reflects additional operating expenses that were required to originate a 40% higher origination volume, as well as costs to open 13 new production offices and numerous satellite locations during 1996. The percentage increase in other operating expenses during the first nine months of 1996 was less than the percentage increase in loan production volume due to better absorption of fixed overhead.

     Amortization of originated loan servicing increased to $5.6 million during the first nine months of 1996, as compared with $1.7 million during the first nine months of 1995. This increase related to the increase in the Originated Loan Servicing asset to $101.4 million at September 30, 1996 from $56.4 million at December 31, 1995 (see FAS No. 122 discussion).

     The Company recognized a recovery of impairment of originated loan servicing of $1.9 million in the first nine months of 1996, as compared with a $2.1 million impairment provision during the first nine months of 1995. This recovery was caused by increasing interest rates during the first nine months of 1996, which slowed expected mortgage prepayment speeds on loans the Company services and, as a result, increased the expected life and value of the servicing asset.

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

     During the fourth quarter of 1993, the Company sold a combined $100 million of two, three, five, and seven year medium term notes. The proceeds from the sale of these notes are being used for general corporate purposes, which include the replacement of indebtedness, financing loan origination volume and the expansion of loan origination capacity. The Company paid off $25 million of two year medium term notes on maturity in the fourth quarter of 1995. During August 1996, the Company issued $26.0 million of seven year medium term notes. At September 30, 1996, $101 million of medium term notes were outstanding, of which $25.0 million will mature in the fourth quarter of 1996. The Company will make this $25.0 million payment with general corporate funds.

     The Company has paid quarterly common stock dividends since the initial public offering on July 15, 1992. During the third quarter of 1996, the Company paid dividends of $.06 per share totaling $837,032 for 13,950,535 shares outstanding on August 1, 1996. This compares with dividends paid in the third quarter of 1995 of $.06 per share totaling $904,700 for 15,078,336 shares outstanding on August 1, 1995.

     On February 7, 1996, the Board of Directors authorized the repurchase of up to 1.5 million shares of common stock. During the first, second and third quarters of 1996, the Company repurchased 329,900, 812,500 and 40,000 shares with an aggregate cost of $6.8 million, $14.1 million and $643,000, respectively. As of September 30, 1996, the Company held 2,322,916 shares in treasury stock which were acquired at an aggregate cost of $40.7 million, of which 1,140,516 shares were acquired under a prior Board authorization.

     The Company's net cost of its owned servicing rights is financed through cash flow from its operations, including the sale of servicing rights.

     During the first nine months of 1996 and 1995, the Company generated $25.6 million and $31.3 million, respectively, of excess servicing fees as a result of loan sale transactions. In general, the Company creates excess servicing because the secondary market price offered for servicing assets is lower than the economic value or the amount the Company could receive by accumulating the assets and selling them as part of a bulk sale at a later date. During the Company's holding period of the excess servicing fee asset, the Company is at risk that the asset will decline in value and a write down will be required, primarily due to faster prepayment speeds, or expectation of faster prepayment speeds, resulting from lower interest rates, which could cause borrowers to refinance their mortgage loans being serviced. The carrying amount of excess servicing rights was $21.7 million and $20.6 million at September 30, 1996, and December 31, 1995, respectively.

     During the first nine months of 1996 and 1995, the Company purchased property and equipment totaling $7.3 million and $1.6 million, respectively.

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

  Item 2.      Changes in Securities.

               On October 17, 1996, the Board of Directors amended the Company's By-Laws to do the following: (a) clarify the provision setting the time and place and notice for the meeting of the Board of Directors following the annual meeting of stockholders; (b) permit the Chairman of the Board, in addition to the Board of Directors, to call regular meetings of the Board of Directors;
               (c) permit special meetings of the Board to be called on one day's notice rather than two; (d) provide that the Chairman of the Board may call special meetings of the Board and determine the place of the meeting, pursuant to the notice provisions; (e) provide that the Chairman of the Board, in addition to the Secretary, may call special meetings of the Board on the written request of two directors; (f) clarify the notice provisions; (g) provide for one or more Vice-Chairmen; (h) provide that the President operates under the direction of the Chief Executive Officer, in addition to the Board of Directors; (i) provide that the Chief Executive Officer, the President or the Secretary, in addition to the Board of Directors, can direct a new certificate to be issued in place of any lost, stolen or destroyed certificate, upon such terms and conditions as they deem expedient; (j) provide that the Chief Executive Officer, the President or the Treasurer, or any officers or other persons as the Chief Executive Officer, the President, the Treasurer, or the Board of Directors may designate, can sign corporate checks; and
               (k) make certain other non-substantive changes.

  Item 3.      Defaults Upon Senior Securities.

               None.

  Item 4.      Submission of Matters to a Vote of Security Holders.

               None.

  Item 5.      Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

               a.   Exhibits

                    3.7       Amended and Restated By-Laws of the Company

                    10.46 American International Companies Directors, Officers and Corporate Insurance Policy

                    10.47 Chubb Group of Insurance Companies Directors and Officers Liability and Reimbursement Excess Policy

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




                                            NORTH AMERICAN MORTGAGE COMPANY


Date:  November 12, 1996                    By:     /s/ MARTIN S. HUGHES
                                               ---------------------------------
                                                      (Martin S. Hughes)
                                                    Executive Vice President,
                                                   Chief Financial Officer and
                                                   Principal Financial Officer