Form 10-K405
period 1996-12-31
NORTH AMERICAN MORTGAGE CO
filed 1997-03-31
CIK 882261

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                           OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number: 1-11017

                         NORTH AMERICAN MORTGAGE COMPANY
             (Exact name of registrant as specified in its charter)

                  Delaware                              68-0267088
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

 3883 Airway Drive, Santa Rosa, California             95403-1699
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (707) 546-3310

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

   Common Stock, $.01 Par Value                New York Stock Exchange

   Preferred Stock Purchase Rights             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         As of March 18, 1997, the latest practicable date, there were 14,057,820 shares of North American Mortgage Company(R) Common Stock, $.01 par value, (the "Common Stock") outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $290,845,005. For the purposes of the foregoing calculation only, all members of the Board of Directors and executive officers of the registrant have been deemed affiliates.

                       Documents Incorporated by Reference

         Portions of the North American Mortgage Company 1996 Annual Report to Stockholders (Exhibit 13 hereto) are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the North American Mortgage Company 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report.

         Portions of the North American Mortgage Company Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the North American Mortgage Company Proxy Statement for the 1997 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.

                                     PART I

ITEM 1.  BUSINESS

General

         North American Mortgage Company (the "Company") is engaged primarily in the mortgage banking business and, accordingly, originates, acquires, sells and services mortgage loans which are principally first-lien mortgage loans secured by single (one to four) family residences. The Company also sells the servicing rights associated with a portion of such loans. The principal sources of revenue from the Company's business are (i) loan origination and related fees, (ii) net interest earned on mortgage loans during the period that they are held by the Company pending sale, (iii) proceeds from the sale of mortgage loans, (iv) mortgage loan servicing fees and (v) proceeds from the sale of mortgage loan servicing rights.

         The Company originates mortgage loans through three primary sources: wholesale, which represents loans solicited from loan brokers; retail, which represents loans generated principally through builders and real estate brokers; and telemarketing, which represents loans initiated by telephone and mail. Substantially all mortgage loans originated by the Company through such sources are underwritten, funded and closed by the Company.

         During 1996, total U.S. mortgage originations increased to an estimated $785 billion from $636 billion in 1995. Generally, U.S. mortgage origination volume varies with two factors: the level of new and existing home purchases and the level of refinancings of existing mortgage loans. According to industry estimates, 1996 was the largest home purchase market in history, an estimated $556 billion compared to $480 billion in 1995. Mortgage originations from refinances also increased to an estimated $229 billion in 1996 compared to $156 billion during 1995.

         During 1996, 1995 and 1994, the Company originated $9.5 billion, $7.5 billion and $9.8 billion, respectively, of mortgage loans. The increase in origination volume in 1996 is primarily attributable to the general rise in the total level of U.S. mortgage originations and to the positive impact of the Company's retail sales initiatives. In 1996, the Company's originations from purchases totaled $5.9 billion, while refinances totaled $3.6 billion. According to an industry publication, the Company ranked twelfth in 1996 and tenth in 1995 and 1994, among first mortgage loan originators in the United States. As of December 31, 1996, the Company's largest loan origination markets were in California, Texas, Minnesota, Florida and Arizona. As of February 28, 1997, the Company operated 106 origination offices located in 31 states.

         The Company customarily sells all of the mortgage loans it originates, generally retaining the right to service such loans. The Company sells the majority of the conventional mortgage loans it originates under purchase and guarantee programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's loans insured by the Federal Housing Administration ("FHA") or partially
guaranteed   by  the  Veterans   Administration   ("VA")  or  the  Farmers  Home
Administration ("FMHA") are pooled to form Government National Mortgage Association ("GNMA") securities. The Company sells FNMA, FHLMC and GNMA securities to investment banking firms that are usually primary dealers in government securities. Loans not conforming to requirements of such agencies are sold to private institutional investors.

         The Company also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. The Company's primary source of servicing is from mortgage loans it has originated and sold. At December 31, 1996, the Company's loan servicing portfolio totaled $13.3 billion. In 1996, the Company sold $8.2 billion of servicing rights. The Company may continue to sell portions of its loan servicing rights based on cash requirements, the impact on the Company's earnings and the market value of servicing rights. See "Loan Servicing - Servicing Sales."

         The  address  of  the  Company  is  3883  Airway  Drive,   Santa  Rosa,
California, 95403. Its telephone number is (707) 546-3310.

         Mortgage Loan Originations

         Overview. The Company operates nationally, originating mortgage loans through three primary sources: wholesale, which represents loans solicited from loan brokers; retail, which represents loans generated principally through builders and real estate brokers; and telemarketing, which represents loans initiated by telephone and mail.

         Substantially all mortgage loans originated through such sources by the Company are underwritten, funded and closed by the Company. The following table shows the Company's mortgage loan originations since 1994:

                                                           Loan Originations
                                                             (in millions)

      1996..........................................            $ 9,473
      1995..........................................            $ 7,496
      1994..........................................            $ 9,755

         All loan applications, regardless of source, must be approved by the Company in accordance with its underwriting criteria, including loan-to-value ratios, borrower income and credit qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by the FHA, VA, FMHA, FNMA, FHLMC, private conduits and private mortgage insurers, as applicable. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel and do not report to any individual directly involved in the mortgage loan origination process.

         The Company receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan. The Company also receives fees in connection with the origination of wholesale loans which average approximately $360 per loan. The Company incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, where the loans are subject to a purchase commitment from private investors, related commitment fees. The volume of and type of loans and commitments made by the Company vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interests rates, the Company's volume of loan originations, particularly refinancings, declines, and the Company's revenues from loan originations decrease. Conversely, as mortgage interest rates decline, the Company's revenues from loan originations generally increase. See also "Management's Discussion and Analysis", 1996 Annual Report to Stockholders.

         Sources of Originations. As discussed above, the Company presently obtains mortgage loans from three primary sources of origination: wholesale, retail and telemarketing. A summary of the Company's recent loan originations, substantially all of which are underwritten, funded and closed by the Company, is shown below:


                                                   Year Ended December 31,

                                              1996          1995         1994
                                              ----          ----         ----
                                                  (Dollars in millions)


        Wholesale.......................    $ 5,461      $ 4,184       $ 5,932
        Retail..........................      3,494        2,972         3,140
        Telemarketing...................        518          340           683
                                                ---          ---           ---

        Total...........................    $ 9,473      $ 7,496       $ 9,755
                                            =======      =======       =======

         Wholesale Loan Origination. The Company's wholesale origination business utilizes independent loan brokers to originate loans. These loans are funded and closed by the Company. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting guidelines from loan brokers who have been previously approved by the Company. Each loan is underwritten by the Company according to its own and its investors' credit and property underwriting standards. During 1996, the Company did business with over 6,500 approved loan brokers. For the year ended December 31, 1996, no individual loan broker accounted for more than 2.6% of the Company's total wholesale mortgage loan originations. In general, the Company's volume of loan production is stimulated by lower interest rates and high refinance activity. Reflecting the national trend of higher originations during 1996 and relatively low interest rates during most of the year, the Company's wholesale originations increased from $4.2 billion in 1995 to $5.5 billion in 1996.

         Retail Loan Origination. The Company originates retail mortgage loans through a variety of sources, including individuals, home builders and real estate brokers. The Company has been successful in originating loans through home builders by maintaining a high service level and by providing a variety of products. These products include builder forward commitments, which provide the builder with interest rate protection, mortgage revenue bond financing options, and standard government and conventional loan programs.

         In arranging loans through builders and real estate brokers, the loan officer originating a loan is responsible for completing the loan application based on information obtained from the borrower. The loan application is then routed to a loan processor or mortgage specialist who verifies employment and assets, conducts credit checks, has the subject property appraised and enters the loan into the Company's computerized loan tracking system. The loan is underwritten by the Company and, if approved, loan documents are drawn and the loan is closed by the Company.

         In 1996, the Company continued to focus its efforts on increasing retail originations, which tend to be less sensitive to mortgage interest rate fluctuations. Additionally, on retail loans, the Company receives higher loan origination fees and retains more control over loan applications and pricing. In an effort to further expand and improve the retail base of the Company from which to emphasize purchase transactions, in 1996, the Company increased its retail branches by 15, its satellite locations by 29 and added 172 retail loan officers. Additionally, the Company introduced a significant number of new loan products. See "Loan Origination Products and Programs."

         Satellite offices, which are generally smaller facilities than branch offices, allow the Company to more conveniently and effectively service retail customers on a local level without adding a significant expense to the Company. Located in close proximity to a branch office, satellites give loan officers a convenient place to meet with customers, take applications and perform some loan processing functions, while the loan underwriting and closing take place at the branch office. This hub and spoke approach between branches and satellites is currently followed in all of the Company's regions and in 1997, the Company plans to continue expanding this approach.

         Telemarketing Loan Origination. Mortgage loans also are originated through the Company's telemarketing unit which was established in 1986 to originate loans pursuant to contractual relationships with major employers, universities and credit unions, whose employees and membership currently total over 300,000 people. The telemarketing unit also provides new mortgage loans primarily to mortgagors with whom the Company has existing relationships to try to capture a significant portion of mortgage refinancings which occur more often during periods of declining interest rates.

         The telemarketing unit originates loans by telephone and mail utilizing a computerized loan solicitation and processing system. While the telemarketing unit is located in California, the Company is licensed to originate mortgage loans by telemarketing in all states. Telemarketing activity is largely driven by refinancings and, as such, is particularly sensitive to changes in mortgage interest rates. Reflecting the national trend of higher originations and relatively low interest rates during most of 1996, the demand for refinancings increased and the Company's telemarketing originations increased from $340 million in 1995, to $518 million in 1996.

         Technology. In 1996, the Company's business strategy also focused on investing in the appropriate technology to improve customer support, as well as increase the efficiency of internal operations. The Company focused its efforts on improving its corporate-wide data transmission systems, as well as enhancements to its central computer system. This enhanced technology platform provides for decentralized information access, allowing the Company a link among production, processing, underwriting and servicing employees in locations throughout the country. Additionally, in 1996, the Company began using artificial intelligence servicing software as an indicator of future loan performance. In 1997, the Company plans to implement artificial intelligence in the underwriting process. See "Loan Servicing - Credit Risk." By the end of 1997, the Company expects to have automated underwriting installed on originators' laptop computers so that the customer can receive an early indication of potential problems with the loan application. Also in 1997, the Company plans to leverage its presence on the Internet and to improve internal efficiency by further exploring its Intranet capability.

        National Presence. The Company has pursued its market share growth objectives both through geographic expansion into new markets and through increased market penetration in its existing markets. Prior to 1988, the Company's loan originations were primarily in California and Hawaii. In 1989, the Company entered the Texas market by acquiring several loan origination offices. The Company used its Texas operations as a base for expansion throughout the Southwest. In 1992, the Company expanded into the East by acquiring the assets of a residential mortgage origination business located principally in the Washington, D.C. metropolitan area, with branch offices located in Virginia and Maryland. By the middle of 1994, the Company had completed its national expansion program by adding branch offices in the Midwest, Northeast and Northwest, which resulted in its presence in substantially all major markets of the country.

        As of February 28, 1997, the Company's 106 offices, doing either or all of retail and wholesale loan origination business or telemarketing were located as follows: 25 were located in California; 9 were located in each of Arizona and Texas; 5 were located in each of Massachusetts, Oregon and Virginia; 4 were located in each of Maryland, Michigan, Nevada and Washington; 3 were located in each of Florida and Louisiana; 2 were located in each of Colorado, Hawaii, Illinois, Indiana, Kansas, Ohio and Pennsylvania; 1 was located in each of Idaho, Maine, Minnesota, Missouri, New Hampshire, New Jersey, New Mexico, Oklahoma, Rhode Island, Tennessee, Utah and Wisconsin.

        The table below summarizes the Company's recent total loan originations by location of the Company's originating office:

                                                  Year Ended December 31,
                                           1996            1995           1994
                                           ----            ----           ----
                                                   (Dollars in millions)

California(1)
     Volume.....................       $  3,060       $  2,530        $  3,989
     Percentage of Total........           32.3%          33.8%           40.9%
Texas
     Volume.....................       $    643       $    672        $  1,147
     Percentage of Total........            6.8%           9.0%           11.8%
Minnesota
     Volume.....................       $    482       $    286        $     34
     Percentage of Total........            5.1%           3.8%            0.3%
Florida
     Volume.....................       $    432       $    279        $    243
     Percentage of Total........            4.6%           3.7%            2.5%
Arizona
     Volume.....................       $    407       $    320        $    232
     Percentage of Total........            4.3%           4.3%            2.4%
Virginia
     Volume.....................       $    328       $    335        $    492
     Percentage of Total........            3.5%           4.5%            5.0%
Massachusetts
     Volume.....................       $    321       $    201        $    114
     Percentage of Total........            3.4%           2.7%            1.2%
Ohio
     Volume.....................       $    315       $    189        $     46
     Percentage of Total........            3.3%           2.5%            0.5%
Oregon
     Volume.....................       $    311       $    224        $    290
     Percentage of Total........            3.3%           3.0%            3.0%
Colorado
     Volume.....................       $    310       $    287        $    490
     Percentage of Total........            3.3%           3.8%            5.0%
Other States
     Volume.....................       $  2,864       $  2,173        $  2,678
     Percentage of Total........           30.2%          29.0%           27.4%
                                           ----           ----            ----

             Total..............       $  9,473       $  7,496        $  9,755
                                        =======        =======         =======

---------------
(1) Includes telemarketing.

        In the past nine years, the Company has expanded so that it currently has a presence in substantially all major regions of the country. Because of the Company's high concentration of loan originations in California, however, there can be no assurance that its results of operations would not be adversely affected to the extent California experiences periods of slow or negative economic growth which result in decreased residential real estate lending activity.

        Loan Origination Products and Programs. The Company originates mortgage loans insured by the FHA, mortgage loans partially guaranteed by the VA or FMHA and conventional mortgage loans. Approximately 60.1% of the conventional mortgage loans originated by the Company in 1996 qualified for inclusion in purchase and guarantee programs sponsored by FNMA and FHLMC. In order to qualify for these programs, loans must meet the property and credit standards and loan size limits (currently $214,600 in the continental United States; $321,900 in Hawaii for one-unit properties) established by FNMA and FHLMC. The Company customarily sells all of its mortgage loan originations, generally retaining the servicing rights on such loans. Loans which are not eligible for sale to FNMA or FHLMC must meet the Company's own underwriting criteria, as well as satisfy the criteria of those private institutional investors to which such loans are sold by the Company.

        A summary of the Company's recent loan originations by type of loan is shown below:

                                                    Year Ended December 31,
                                                    -----------------------
                                             1996            1995          1994
                                             ----            ----          ----
                                                     (Dollars in millions,
                                                   except Average Loan Size)
FHA/VA Loans:
  Number of Loans....................       22,838         17,062        13,853
  Volume of Loans....................    $   2,142      $   1,619     $   1,351
  Percent of Total Volume............         22.6%          21.6%         13.8%
Conventional Conforming Loans:
    Number of Loans..................       52,840         44,776        53,674
    Volume of Loans..................    $   5,696      $   4,584     $   5,608
    Percent of Total Volume..........         60.1%          61.2%         57.5%
Conventional Non-Conforming Loans:
  Number of Loans....................        6,984          3,942         7,902
  Volume of Loans....................    $   1,170      $     803     $   2,064
  Percent of Total Volume............         12.4%          10.7%         21.2%
Other Loans:
  Number of Loans....................        4,429          4,873         6,047
  Volume of Loans....................    $     465      $     490     $     732
  Percent of Total Volume............          4.9%           6.5%          7.5%
Total Loans:
  Number of Loans....................       87,091         70,653        81,476
  Volume of Loans....................    $   9,473      $   7,496     $   9,755

Average Loan Size....................    $ 109,000      $ 106,000      $120,000


        In 1996, the Company continued its program of increasing product and program diversity while building certain channels of distribution. The Company focused additional efforts on consumer direct loan originations through PurchaseExpress(R), a pre-approval program for home buyers. Now in its third year, loan originations under this program increased to $1.2 billion in 1996 (approximately 12% of total fundings), from $925 million and $275 million in 1995 and 1994, respectively.

        Early in 1996, the Company introduced a new product, a home equity line of credit marketed as EquityEdge(R). This product can be used to augment a first mortgage, enhancing a borrower's financial position by improving the loan-to-value ratio on the borrower's first mortgage and thereby eliminating the need for mortgage insurance, or eliminating the need for a higher interest "jumbo" first mortgage. EquityEdge(R) is also available as a stand-alone product, permitting homeowners to access the equity in their homes, while enjoying tax benefits that other forms of credit, such as credit cards, do not offer. Through December 31, 1996, the Company's EquityEdge(R) originations were $59.5 million.

        In November 1996, the Company began offering a miles-for-mortgage program marketed as HouseMiles(TM), which gives United's MILEAGE PLUS(R) members frequent flyer miles for taking out a mortgage with the Company. Borrowers meeting program requirements can earn 1,000 Mileage Plus miles for every $10,000 of loan amount on purchase and refinance loans, or a flat 2,500 miles for a qualifying home equity loan. Loan fundings under the HouseMiles(TM) program were approximately $4.7 million for November, 1996 and $10.6 million for December, 1996.

        Also in 1996, the Company entered the subprime lending market with B/CExpress(TM). This product offers a financing option to borrowers who have problems on their credit record. Using its national wholesale presence, local wholesale relationships and reputation for service to brokers, who are a key source of B/C business, the Company began originating B/C loans with a pilot program from seven existing wholesale branches in November 1996 and increased to fifteen branches in February 1997. The Company plans to complete the roll-out of the subprime product to 46 wholesale branches by the end of the first quarter, 1997. The Company's B/C originations increased from $145,000 in November 1996 to $7.6 million in February 1997. The Company's subprime program is conducted in conjunction with a subsidiary of ContiFinancial, a major securitizer of subprime products, which underwrites and purchases the Company's subprime products, as well as assists the Company in training its originators and loan processors. Thus, the Company assumes neither underwriting nor purchase risk with respect to subprime loans.

         The Company has participated in programs targeting low- to moderate-income and minority borrowers for a number of years. Such programs include mortgage revenue bonds, which the Company began in 1982, community seconds and mortgage credit certificates. In 1993, the Company launched a major initiative to expand its lending to low- to moderate-income borrowers under the name of Opening Doors for America. Under the program, the Company added low down payment, rehabilitation and rural housing loan products. In 1996, community lending products accounted for $2.6 billion, or 27% of the Company's loan originations. The Company's 203(k) product, Rehab Express(TM), accounted for $63 million of the Company's total 1996 originations, and earned the Company the ranking of fourth largest 203(k) originator in the nation. The FHA 203(k) product is intended to rehabilitate the nation's housing stock, particularly in the inner-city, by combining acquisition and rehabilitation financing all in one loan.

Sale of Loans

         The Company customarily sells all of its mortgage loan originations to investors (generally retaining the servicing rights on such loans), utilizing several methods. Conventional loans meeting FNMA and FHLMC requirements ("Conforming Loans") are normally exchanged for FNMA and FHLMC securities, which are then sold to investment banking firms that are usually primary dealers in government securities. In connection with such exchanges, the Company pays guarantee fees for agency guarantees of payment of principal and interest to security holders. The Company also may sell conventional Conforming Loans directly to the agencies for cash or to private investors when pricing advantages dictate. Loans exceeding FNMA and FHLMC maximum loan size limits and other loans not conforming to agency requirements ("Non-Conforming Loans") are sold directly to private institutional investors. FHA insured or VA or FMHA guaranteed loans are pooled to form GNMA securities, issued by the Company, which are sold to investment banking firms. The Company's continued viability, as that of any independent mortgage banker, depends on its ability to sell loans to FNMA, FHLMC and GNMA.

         Exchanges of loans into agency securities and sales of loans are generally made without recourse to the Company in the event of default by the borrower, subject, in the case of VA loans used to form GNMA pools, to limitations on the VA's loan guarantees. See "Loan Servicing - Credit Risk." In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and to accuracy of information. In the event of a breach of these representations and warranties, the Company may be required to repurchase such loans. Typically, problems with respect to repurchased loans are corrected and the loans are resold, or, if in default, the repurchased loans are foreclosed and the property is resold. In 1996, 1995 and 1994, the Company recognized a charge of approximately $4.7 million, $3.6 million and $2.4 million, respectively, with respect to potential losses arising from repurchases related to third party misrepresentations. See "Loan Servicing - Liability Under Representations and Warranties."

         Accounting for Mortgage Servicing Rights. In May 1995, the Financial Accounting Standards Board issued FAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to FAS No. 65. Effective January 1, 1995, the Company adopted FAS No. 122. Since FAS No. 122 prohibits retroactive application, the historical accounting results for 1994 and before have not been restated and, accordingly, the accounting results for the years ended December 31, 1996 and December 31, 1995, are not directly comparable to the year ended December 31, 1994. See "Management's Discussion and Analysis," 1996 Annual Report to Stockholders.

Loan Funding and Borrowing Arrangements

         The Company's cash flow requirements primarily depend on both the level and cost of its loan originations, level of its servicing sales and the cash flow generated by, or required by, its other operating activities. Additionally, the Company may use or provide cash through its investing and other financing activities.

         The Company's loan originations are primarily financed through warehouse borrowings, commercial paper borrowings and with corporate funds. This financing requirement begins at the time of loan closing and extends for an average of approximately 30 days until the loan is sold into the secondary market. On January 23, 1996, the Company entered into a new warehouse line of credit facility which will expire on January 23, 1999. The Company's management expects, although there can be no assurance, that this facility will continue to be available in the future. The Company also has a $500 million commercial paper borrowing program. Borrowings under this program replace, at a reduced interest rate, borrowings under the Company's warehouse line of credit. The warehouse line of credit acts as the liquidity backup facility for the commercial paper borrowings. At times, the Company will accelerate the sale of its mortgage loan inventory through the use of "gestation" facilities provided by an investment bank and FNMA. The Company's corporate funds are generally invested in its inventory of mortgage loans held for sale. In October 1993, the Company authorized a $250 million medium-term note program.

Loan Servicing

         Overview. The Company recognizes revenue from servicing rights either by collecting servicing fees during its ownership of the servicing rights or selling a portion of its servicing rights to other servicers, resulting in gains on sales of servicing. See "Servicing Sales." Mortgage loan servicing includes collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, making advances when required, holding escrow funds for the payment of taxes and insurance, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. The Company's primary source of servicing rights is from mortgage loans originated by the Company.

         The Company's loan servicing portfolio is subject to reduction by reason of normal amortization, prepayment, or foreclosure of outstanding loans. Additionally, the Company has in the past and is likely to in the future sell portions of its servicing portfolio. See "Servicing Sales" below. The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. Conversely, as mortgage interest rates increase, the value of the Company's loan servicing portfolio may be positively affected. See "Management's Discussion and Analysis," 1996 Annual Report to Stockholders. The Company maintains servicing and data processing operations at its headquarters facility in Santa Rosa, California. In 1996, in order to reduce the Company's computer hardware and operational personnel costs, the Company entered into an agreement with an outside vendor under which the Company's servicing software is operated by the vendor on the computer hardware located in Dallas, Texas.

         The following table sets forth certain information regarding the owned servicing portfolio of the Company for the periods indicated:

                                                  Year Ended December 31,
                                           1996           1995           1994
                                           ----           ----           ----
                                                  (Dollars in Millions,
                                                Except Average Loan Size)
Servicing Portfolio
  Beginning Portfolio................   $ 14,109       $ 14,836       $ 17,276
Add:
  Loans Originated...................      9,473          7,496          9,755
Deduct:
  Sale of Servicing Rights...........      8,246          6,679          9,853
  Loans Transferred Out(1)...........          1              9            191
  Run-off(2).........................      2,042          1,535          2,151
                                         -------         ------          -----
  Ending Portfolio (3)(4)............   $ 13,293       $ 14,109       $ 14,836
                                          ======         ======         ======
  Number of Loans....................    136,815        143,317        151,847
  Average Loan Size..................   $ 97,000       $ 98,000       $ 98,000
Weighted Average Interest Rate.......       7.80%          7.73%          7.55%


---------------
     (1)  Loans  transferred  out  represent   termination  of  servicing  under
          agreements with investors. For 1996, loans transferred out were $.725 million.

     (2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

     (3) Does not include servicing rights of $2.6 billion, $2.1 billion and $1.2 billion for the years ended December 31, 1996, 1995 and 1994, respectively, which were sold but were being sub-serviced by the Company prior to transfer.

     (4) Does not include $.3 million, $.3 million and $3 million for the years ended December 31, 1996, 1995 and 1994, respectively, of mortgage loans which the Company serviced under sub-servicing contracts with other companies that had primary servicing responsibility.

         At December 31, 1996, the Company's loan servicing portfolio totaled $13.3 billion, excluding servicing rights sold and sub-serviced by the Company prior to transfer.

         The following table sets forth certain information concerning the geographic distribution of the Company's loan servicing portfolio at December 31, 1996:

                                                                                      Percentage
                                                        Percentage        Dollar        of Dollar
                                           Number        of Total         Volume         Volume
                                          of Loans         Loans         of Loans       of Loans
   State                                 Serviced*       Serviced        Serviced*      Serviced
------------------------------------ ---------------- --------------- -------------- ---------------
                                       (in millions)

   California..................           50,458           37%           $5,223           39%
   Texas.......................           16,305            12            1,277            10
   Maryland....................            4,812             4              543             4
   Hawaii......................            3,139             2              499             4
   Colorado....................            5,049             4              499             4
   Virginia....................            3,953             3              436             3
   Florida.....................            5,320             4              429             3
   Arizona.....................            3,851             3              364             3
   Minnesota...................            3,829             3              354             2
   Oregon......................            3,062             2              296             2
   Other.......................           37,037            27            3,373            25
                                          ------            --            -----            --
   Total.......................          136,815           100%**       $13,293           100%**
                                         =======           ===           ======           ===

---------------
     * Does not include $2.6 billion of loan servicing rights sold to others but temporarily being sub-serviced by the Company prior to transfer.
     **  Totals do not equal 100% due to rounding.

         Servicing.  As  compensation  for  providing  servicing,   the  Company
receives  annual loan servicing fees on its  servicing,  ranging  typically from
 .25% to .50% of the unpaid principal balance of the loan, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. The performance of the Company's servicing operation benefits from the limited number of investors (i.e., loan purchasers) with which it has servicing contracts and the generally high quality of the loans serviced. As of December 31, 1996, 75% of the loans serviced by the Company (not including the $2.6
billion  of  loan  servicing  rights  sold  to  others  but  temporarily   being
sub-serviced by the Company prior to transfer as described in the footnote above) are concentrated with three investors (FNMA, FHLMC and GNMA). This concentration of investors reduces the costs associated with reporting to investors. The Company is an approved seller/servicer with VA, FHA, FMHA, FNMA, FHLMC and GNMA.

         Management believes the quality of loans that the Company originates and its collection efforts have historically resulted in low delinquency ratios for its servicing portfolio. Additionally, the average age of the loans in the Company's servicing portfolio is approximately two years. For loans held beyond the two year average, the Company has experienced higher delinquency percentages during the third through fifth years after origination. Although the Company's combined delinquency and foreclosure ratio remains low relative to the industry average of 5.40% as of December 31, 1995 and 5.65% as of December 31, 1996, the delinquency percentage of the Company's total servicing portfolio increased from 3.06% in 1995 to 3.58% in 1996 due in part to an increased number of delinquencies in loans with higher loan-to-value ratios. Mortgage loans with 80% or more loan-to-value ratios represented approximately 62.0% of the Company's loan origination volume in 1996, as compared to approximately 66.6% in 1995.

         The following table shows in detail the Company's recent delinquency statistics as of the dates indicated:


                                                           As of December 31,

                                       1996                      1995                      1994
                                      ------                    ------                    ------
                                         Percentage                  Percentage                Percentage
                                          of Total                    of Total                 of Total
                              Total of     Loans         Total of       Loans      Total of      Loans
                               Loans*     Serviced        Loans*      Serviced      Loans*     Serviced

Loans Delinquent for:
   30-59 days                  3,248         2.06%        3,015         1.84%       2,287         1.41%
   60-89 days                    735          .47           611          .37          497          .31
   90 days & over                604          .38           669          .42          635          .39
                                 ---          ---         -----        -----        -----        -----
     Total Delinquencies       4,587         2.91%        4,295         2.63%       3,419         2.10%
Foreclosures Pending           1,061          .67           705          .43          537          .33
                               -----          ---           ---         ----          ---          ---
Total                          5,648         3.58%        5,000         3.06%       3,956         2.43%
                               =====        =====         =====         ====        =====         ====

---------------
*Includes the $2.6 billion, $2.1 billion and $1.2 billion for the years ended December 31, 1996, 1995 and 1994, respectively, of loan servicing rights sold to others but temporarily being sub-serviced by the Company prior to transfer.

         Servicing Sales. In addition to the recognition of revenue from the collection of servicing fees during its ownership of the servicing rights, the Company recognizes revenue from the sale of a portion of its servicing rights to other servicers. Since 1985, the Company has obtained substantially all of its servicing rights through in-house origination sources (i.e., loans which are funded and closed by the Company). The Company has sold servicing rights generated by its own origination activities to fund the cost of expanding its origination network, to repay a substantial portion of its indebtedness and to build its working capital. Servicing rights were sold on loans having aggregate principal amounts of $8.2 billion during 1996, $6.7 billion during 1995, and $9.9 billion during 1994. All sales were made through a competitive bid process, except for approximately $2.6 billion, $2.9 billion and $3.2 billion sold during 1996, 1995 and 1994, respectively, under the terms of negotiated contracts. The principal balance of the Company's servicing portfolio was $13.3 billion and $14.1 billion at December 31, 1996, and December 31, 1995, respectively. Management continually evaluates the Company's investment in retained servicing rights and periodically makes decisions to sell servicing rights after considering the following criteria: cash requirements, market value for servicing rights compared with their economic value to the Company, exposure to prepayment risk and impact on earnings. The Company's decision to sell servicing rights and the timing of such sales may have a significant impact on the Company's future results of operations. While the market for servicing has been large and active, there can be no guarantee that such market conditions will continue. A decreased ability to sell servicing would affect the results of operations. See "Management's Discussion and Analysis," 1996 Annual Report to Stockholders.

         Credit Risk. The degree of credit risk of a servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to assume the credit losses with respect to the loans it services for its investors, such as FNMA or FHLMC. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the sum of the outstanding principal balance of such mortgage loans, accrued interest, and the costs of holding and disposing of the underlying property. As of December 31, 1996, approximately $8.2 million, not including VA loans as described below, (.61% of the Company's servicing portfolio at such date) was subject to recourse provisions. The Company has a quality control program, which includes an additional review of selected loans in an effort to minimize the credit risk.

         The Company is required to advance from corporate funds, escrow and foreclosure costs for loans which it services. A portion of the advances is not recoverable for loans serviced for GNMA. In addition, under the VA's policy for VA-guaranteed mortgages for the GNMA program, the servicer may be responsible for credit losses which exceed the VA's guarantee limitations. The VA's loan guarantee is expressed as a percentage of the original loan amount ("guarantee amount") based upon the veteran's eligibility up to the maximum in effect at the time the loan is originated. The maximum guarantee payment amount is revised from time to time by the VA. At present, the VA guarantee limitations are generally 25% to 50% of the loan amount, up to a maximum amount ranging from $22,500 to $50,750. As of December 31, 1996 and 1995, a reserve for the unrecoverable advances and losses of approximately $852,000 and $798,000 has been established for GNMA loans in default. GNMA FHA/VA losses for the years ended December 31, 1996, 1995 and 1994, were $1,444,000, $949,000 and $572,000, respectively.

         Upon foreclosure, an FHA/VA property is typically conveyed to HUD or VA. However, when it is in the VA's financial interest, VA has authority to deny conveyance of the foreclosed property to the VA ("VA no-bid"). Instead, the VA pays the guarantee amount described above, the foreclosed property is conveyed to the Company and the Company assumes the market risk of disposing of the property. GNMA VA no-bid losses, which are included in the GNMA FHA/VA losses noted above, were approximately $1,270,000 and $685,000 during 1996 and 1995, respectively. With respect to foreclosed FHA loans, prior to conveying title to HUD, the Company is required to return the property to a habitable condition. The cost of returning the property to a habitable condition is not recoverable from HUD. The related reserve for unrecoverable advances and losses on FHA/VA loans in default for potential no-bid losses as of December 31, 1996 and 1995 is included in the reserve for unrecoverable advances described above.

         In January 1996, the Company installed a servicing software system which utilizes artificial intelligence and scoring to assist the Company in identifying those borrowers most likely to default on their mortgages. This enables the Company's servicing personnel to contact such borrowers early on, and potentially prevent the occurrence of a foreclosure proceeding. Also in 1996, to realize the benefits of new software developments, and to meet investor needs for quantitative underwriting analysis, the Company chose to implement an automated underwriting system. The system analyzes risk factors in borrower characteristics, credit information, loan profile characteristics and geo-demographic information.

         Liability Under Representations and Warranties. In the ordinary course of business, the Company has potential liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans (whether recourse or non-recourse) if there has been a breach of representations or warranties. In this case, the Company may be required to repurchase such mortgage loan, with any subsequent loss on the mortgage loan being borne by the Company. In 1996, 1995 and 1994, the Company recognized a charge of approximately $4.7 million, $3.6 million and $2.4 million, respectively, with respect to potential losses arising from repurchases related to third party misrepresentations.

         Termination. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights without the payment of any compensation. There have been no terminations of servicing rights by investors because of the Company's failure to service in accordance with its contractual obligations.

Other Business Activities

         The Company's wholly-owned insurance agency subsidiary, North American Mortgage Insurance Services ("North American Mortgage Insurance"), markets life, disability, accidental death, mortgage, homeowners, auto and earthquake coverage, singularly or in some combination, in 20 states and the District of Columbia. Its principal market is in California. Additionally, North American Mortgage Insurance markets group life, group disability and group accidental death to its mortgagors in several of the states where the Company services mortgages. Sales are made through face-to-face meetings with potential customers, telemarketing campaigns or direct mailings. For its services, North American Mortgage Insurance collects a percentage of the insurance premiums as a commission. To date, North American Mortgage Insurance's income has not been material to the Company.

         In November 1996, North American Mortgage Insurance purchased substantially all of the operating assets of Lomas Insurance Services, Inc. ("Lomas"). The most significant assets acquired from Lomas were over 50,000 insurance policies insuring property and casualty risks in 50 states. This acquisition expanded the agency's market position for personal lines insurance sales, particularly in the Southwest and Eastern regions of the country, providing the agency with a stronger market presence and access to additional high quality insurance products for all of its markets.

Forward-Looking Statements

         The Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement which refers to this caption is qualified by reference to the following cautionary statements.

         The volume of the Company's loan production is subject to an increase or decrease in interest rates, an increase or decrease in price and/or product competition, the Company's inability to build retail production as planned, major new competitors entering the market, significant new products marketed by competitors, development of new high-volume distribution channels, and introduction of subprime products by the Company found to be more difficult than contemplated.

         The profitability of the Company's loan production is subject to an increase or decrease in loan volume, an increase in price competition, the narrowing of margins in the subprime market, structural dislocations in the securities market for prime and subprime mortgage-backed securities, a decrease in the market value for servicing and excess servicing, increased levels of repurchase requests from lenders, high bond market volatility, an increase in the cost of funds, production expenses related to the subprime introduction which exceed projections and the Company's overall financial viability.

         The Company's ability to enlarge its servicing portfolio is subject to increased servicing sales, lower than projected production, a decrease in interest rates and other factors leading to an increase in prepayments.

         Developments in any of these areas or in risk factors described in the sections entitled "National Presence", "Sale of Loans", "Loan Funding and Borrowing Arrangements", "Loan Servicing", "Servicing Sales," and "Regulations" could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Competition

         The business of mortgage banking is highly competitive and fragmented. The Company competes with other financial institutions, such as mortgage bankers, state and national commercial banks, savings and loan associations, credit unions and insurance companies for loan originations. As of December 31, 1996, the Company's largest loan origination markets were in California, Texas, Minnesota, Florida and Arizona where many of the nation's largest banks and savings and loans operate. The market shares of the Company and its competitors are generally small. The Company believes, however, that there is a trend toward consolidation of the originations market. For example, based on an industry publication, the combined market share of the top five mortgage originators increased from 9.3% in 1991, to 17.0% in 1995 and to 20.0% in 1996. The Company competes by providing a variety of products, reasonable pricing, motivating its sales force through incentive compensation based on volume of loan origination and by providing high-quality service to borrowers, builders, real estate agents and brokers and mortgage brokers.

         During 1996 and 1995, competition for mortgage loans remained intense due to industry overcapacity. The competition was largely led by major banks, who were aggressively trying to increase market share. Additionally, the Company encountered intense price competition for loans sourced through wholesale brokers, which, in the opinion of management, signals that a secular change has taken place in the pricing structure for the wholesale origination channel. See "Management's Discussion and Analysis," 1996 Annual Report to Stockholders.

Regulation

         Mortgage banking is a highly regulated industry. The Company is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development, FNMA, FHLMC, VA, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner and some states audited financial statements, and FNMA, FHLMC, GNMA and FHA require the maintenance of specified net worth levels. The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal consumer credit laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth In Lending Act, Real Estate Settlement Procedures Act, the Fair Housing Act, the Home Mortgage Disclosure Act, as well as the regulations promulgated thereunder. These laws prohibit discrimination, kickbacks and referral fees, and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of the regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions, which may involve civil money penalties and, in some instances, treble damages. Although the Company believes that it is in compliance in all material respects with applicable Federal state laws, rules and regulations, the requirements to which the Company is subject often are ambiguous and subject to differing interpretations. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations, or the provisions of the mortgage loan documents with mortgagors, will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive, restrict the Company's ability to originate, purchase, sell, or service mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated, purchased or serviced by the Company, expose the Company to claims by mortgagors and administrative enforcement actions, or otherwise adversely affect the business, financial condition or prospects of the Company.

         Certain conventional mortgage loans are subject to state usury statutes. Federally-related first-lien mortgage loans are exempt from the effect of such statutes. Despite federal exemption of state usury limits, the Company must comply with usury statutes in those states that have opted out of the preemption. Various state laws affect the Company's mortgage banking operations. The Company is licensed to do business in those states where the Company's operations require such licensing.

         North  American  Mortgage   Insurance  is  subject  to  the  rules  and
regulations of the insurance regulatory agencies of the states in which it operates.

Employees

         As of February 28, 1997, the business of the Company was conducted by approximately 2,918 employees. None of these employees is represented by a bargaining agent. The Company believes that its relations with employees are satisfactory.

Corporate Background

         The predecessor of the Company was founded in Santa Rosa, California in 1948 as Sonoma Mortgage Company, which operated as a residential mortgage banker in Northern California until 1968, when it was sold to Wells Fargo Bank, N.A. and was operated as Wells Fargo Mortgage Company ("WFMC"). In 1985, IMCO Realty Services - a California Limited Partnership, (the "Partnership") acquired WFMC's residential mortgage lending division.

         The Company was incorporated in Delaware on February 8, 1991. In July 1992, the Company acquired the business of the Partnership as part of a reorganization (the "Reorganization") of the Partnership into corporate form and completed an initial public offering of its Common Stock. Prior to the acquisition, the Company had no business operations. As a result of the Reorganization, the Company acquired the business of the Partnership.

ITEM 2.      PROPERTIES

         The Company owns a 110,000 square foot office building in Santa Rosa, California that houses its corporate headquarters, marketing and other administrative departments of the Company and from which it conducts its loan servicing business. As of February 28, 1997, the Company operated 106 branch offices located in 31 states through which the Company conducts its retail, wholesale and telemarketing loan origination business. See "Mortgage Loan Originations - National Presence." The Company also occupies other office space for regional offices, satellite offices, records management, inventory control, telemarketing and for use by North American Mortgage Insurance Services. All of such offices, aggregating approximately 610,053 square feet of premises, are leased. None of the leases has a term of more than five years. The Company seeks to include options to renew in each lease and the right to early termination upon payment to the lessor of the unamortized portion of tenant improvement costs and leasing commissions. Generally, the Company's leases are net leases under which the Company is obligated to pay, in addition to base rent, a pro-rata portion of increases in the lessor's operating costs above those incurred for a base year. The aggregate annual base rental of all leased offices was approximately $10.8 million for the year ended December 31, 1996. Management of the Company believes that its facilities are adequate for its operations.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is a defendant in certain litigation arising in the normal course of its business. Although the ultimate outcome of all pending litigation cannot be precisely determined at this time, the Company believes that any liability resulting from the aggregate amount of damages for outstanding lawsuits and claims will not have a material adverse effect on its financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and their ages are as follows:

          Name                             Position                          Age

John F. Farrell, Jr.    Chairman of the Board, Chief Executive Officer       59
                        and Director

Terrance G. Hodel       President, Chief Operating Officer                   54
                        and Director

Harold B. Bonnikson     Executive Vice President, Manager of                 42
                        Residential Production

Michael G. Conway       Executive Vice President, Manager of Secondary       48
                        Marketing and Credit Risk Management

Robert J. Gallagher     Executive Vice President, Manager of Planning        40
                        and Business Development

Martin S. Hughes        Executive Vice President, Chief Financial Officer    39
                        and Treasurer

Gary F. Moore           Executive Vice President, Manager of Information     46
                        Technology, Human Resources and Training

Robert A. Rosen         Executive Vice President, Manager of                 46
                        Loan Administration

         All executive officers hold office at the pleasure of the Board of Directors.

         There is no family relationship between any of the directors or executive officers.

         John F. Farrell, Jr. has been Chairman of the Board, Chief Executive Officer and Director of the Company and the General Partner since 1985. Mr. Farrell practiced corporate law in New York City for six years and then joined
Merrill Lynch in its investment banking division. He was a partner of Oppenheimer & Co. from 1971 to 1981. Since 1981, Mr. Farrell has been an investor involved in the purchase and management of various companies. He presently is a director of Automatic Service Company, a food services and vending company, and also a member of the Board of Trustees of Boston College and the Kennedy Library Foundation. He holds a B.S. and M.S. from New York University and an L.L.M. and L.L.B. from New York University Law School.

         Terrance G. Hodel has been President, Chief Operating Officer and Director of the Company and the General Partner since 1985. He joined Wells Fargo Mortgage Company in 1979 as President and Chief Executive Officer. Prior thereto, from 1975 to 1979, Mr. Hodel held the positions of Executive Vice President of Sutro Mortgage Investment Trust and Senior Vice President of Ralph
C. Sutro Company. From 1972 to 1975, Mr. Hodel served as Vice President of Ralph
C. Sutro Company. Mr. Hodel was a member of the National Advisory Council of FNMA from 1991 to 1994. He has been a member of the Board of Trustees of the Mortgage Bankers Association of America since 1992 and a member of the Board of Directors of the California Mortgage Bankers Association since 1991. Mr. Hodel received an M.B.A. from Stanford University and a B.A. from Pomona College.

         Harold B. Bonnikson has served as Executive Vice President and Manager of Residential Production of the Company since November 1995. From April 1995 to October 1995, he served as Manager of the Southern California and Telemarketing Regions. Prior thereto, Mr. Bonnikson served as Executive Vice President, Manager of Telemarketing, Product Development and Advertising from October 1992 to April 1995. From the commencement of the Company's operations to October 1992, Mr. Bonnikson was Senior Vice President and Manager, Telemarketing Loan Production. Mr. Bonnikson served as Senior Vice President and Manager, Telemarketing Loan Production of the General Partner from 1989 to July 1992. In 1981 he joined Wells Fargo Mortgage Company. Mr. Bonnikson was employed as a Certified Public Accountant at Peat, Marwick, Mitchell & Co. from 1978 to 1981. In 1996, he became a member of the Board of Directors of CPT, Inc. Mr Bonnikson received a B.A. in Business Administration from California State University, Sacramento.

         Michael G. Conway has been Executive Vice President and Manager of Secondary Marketing, and Credit Risk Management of the Company since October 1992. From the commencement of the Company's operations to October 1992, Mr. Conway was Senior Vice President and Manager, Secondary Marketing and Operations. Mr. Conway served as Senior Vice President and Manager, Secondary Marketing and Operations of the General Partner from 1985 to July 1992. Prior to joining Wells Fargo Mortgage Company in 1984, Mr. Conway was Executive Vice President of Pioneer Mortgage Company from 1983 to 1984. From 1975 to 1983, he was employed at Dade Savings Mortgage Corporation where he became Executive Vice President and Chief Operating Officer in 1981. Mr. Conway received a B.S. in Civil Engineering from the University of California at Davis and an M.B.A. from the University of California at Los Angeles.

         Robert J. Gallagher has served as Executive Vice President and Manager of Planning and Business Development of the Company since January 1997 and as Chief Administrative Officer since October 1992. From the commencement of the Company's operations to October 1992, Mr. Gallagher was Senior Vice President and Chief Financial Officer. He served as Senior Vice President and Chief
Financial Officer of the General Partner from 1987 to July 1992. Prior to joining Wells Fargo Mortgage Company in 1984, he was Controller of Westnet Group, a stock brokerage and financial services joint venture involving Wells Fargo Bank, United Banks of Colorado, Valley National Bank of Arizona and Bank of Hawaii. From 1980 to 1982 Mr. Gallagher was the Controller for Letterman Transaction Services, a stock brokerage investment company. From 1978 to 1980, he was employed by Peat Marwick Mitchell & Co. In 1994, he became a member of the Board of Directors of Interlinq. Mr. Gallagher is a Certified Public Accountant and received his B.A. in Economics from the University of California at Santa Barbara.

         Martin S. Hughes has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since October 1992. From the commencement of the Company's operations to October 1992, Mr. Hughes was a Vice President of the Company. Prior thereto, Mr. Hughes served as a Vice President of the General Partner from September 1989 to July 1992 and from January 1984 to July 1992, he held executive positions with various companies. Mr. Hughes was controller of BTK Industries from 1984 to 1985. Subsequently, he served as a Vice President and Chief Financial Officer of Walls Holding Company from 1985 to 1989, of L-TEC Company from 1987 to 1988, and Shirley of Atlanta, Inc. from 1989 to 1990. In addition, Mr. Hughes was a Vice President of Brown Jordan Company from 1987 to 1988. Mr. Hughes is a Certified Public Accountant and received his B.S. in Accounting from Villanova University.

         Gary F. Moore has served as Executive Vice President, Manager of Information Technology, Human Resources and Training, since October, 1996. From April, 1994 to October, 1996, he was Senior Vice President, Manager of Information Technology for the Company. From 1977 to 1994, Mr. Moore held various positions with Electronic Data Systems Corp. (EDS), including Account Executive, Customer Support, Programmer, and Business Partner. EDS is one of the world's largest suppliers of technology integration services. Mr. Moore currently serves as Vice Chairman of the Technology Committee of the Mortgage Bankers Association of America. Mr. Moore received a B.S. from the United States Military Academy.

         Robert A. Rosen has served as Executive Vice President, Manager of Loan Administration, since February, 1994. From October, 1992 to February, 1994, he was Senior Vice President, Loan Administration, and from June, 1991 to October, 1992, he was Vice President, Loan Administration, for the Company. From 1985 to 1991, Mr. Rosen was Vice President and Controller, Loan Administration, with Imperial Corporation of America. From 1972 to 1985, Mr. Rosen held various positions, including Vice President, with Dime Savings Bank of New York. Mr. Rosen received a Bachelor of Business Administration, Banking and Finance from Hofstra University.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") (Symbol: "NAC"). The following table sets forth the high and low sale prices (as reported by the NYSE) for the Company's Common Stock.


                                                 Sale Price
                                       1996                       1995
                                       ----                       ----
                                High         Low           High         Low
                                ----         ---           ----         ---

First Quarter...............   $26.250     $19.375       $18.125      $14.500
Second Quarter..............   $21.000     $15.375       $25.875      $17.125
Third Quarter...............   $19.375     $14.750       $26.000      $20.000
Fourth Quarter..............   $23.125     $19.750       $25.375      $20.250

         As of March 12, 1997, the latest practicable date, the closing price of the Company's Common Stock on the New York Stock Exchange, as reported in The Wall Street Journal, was $21.875 per share.

         The Company paid a cash dividend of $.06 per share of Common Stock on March 8, 1995, May 22, 1995, August 15, 1995, November 15, 1995, March 4, 1996,
May 31, 1996, August 15, 1996, November 15, 1996 and March 4, 1997.

         The Certificate of Incorporation and Bylaws of the Company do not state any dividend policy or establish any distribution requirements. The Company's ability to pay dividends depends upon restrictions contained in Delaware corporation law and in its credit agreements. The Company's credit agreements do not permit the aggregate of (a) all cash dividends declared or paid upon shares of its stock, and any other distribution of assets to its stockholders, whether in cash, property or securities plus (b) the cost of all purchases, acquisitions, redemptions or retirements of any shares of the Company's capital stock in any fiscal quarter, when added to the cost to the Company of all other such dividends and costs during such fiscal quarter and the immediately preceding three fiscal quarters, to exceed $35,000,000 during such fiscal quarter and the immediately preceding three fiscal quarters. There can be no assurance that any dividends will be paid. The Company's dividend policy will depend on the financial condition and results of operations of the Company, its cash needs and other factors deemed relevant by the Board of Directors, and will be subject to re-evaluation by the Board of Directors of the Company on a continuing basis.

         As of March 12, 1997, there were 974 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption, "Selected Financial Data" which appears on page 19 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption, "Management's Discussion and Analysis" which appears on pages 20 through 28 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report therein of Ernst & Young LLP dated January 31, 1997 and the Supplemental Pro Forma Financial Data, appearing on pages 29 through 33 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 hereby is incorporated by reference from the information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year and from the information set forth under the caption "Executive Officers of the Registrant" appearing on pages 22 through 24 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 hereby is incorporated by reference from the information as set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 hereby is incorporated by reference from the information set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 hereby is incorporated by reference from the information set forth under the captions "Certain Transactions" and "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Financial Statements and Financial Statement Schedules:

         The following documents are filed as part of this report:

                                                                     Page in
                                                                 Annual Report1

         1.   Consolidated Financial Statements:

              Report of Independent Auditors                             29

              Consolidated Balance Sheets at December 31, 1996
              and December 31, 1995                                      30

              Consolidated Statements of Operations for the
              three years ended December 31, 1996, 1995 and 1994         31

              Consolidated Statement of Stockholders' Equity
              for the three years ended December 31, 1996, 1995
              and 1994                                                   32

              Consolidated Statements of Cash Flows for the
              three years ended December 31, 1996, 1995 and 1994         33

              Notes to Consolidated Financial Statements                 34

                                                                    Page in
                                                                  This Report

          2.  Consolidated Financial Statement Schedules:

              Report of Independent Auditors on Financial
              Statement Schedules for the three years ended
              December 31, 1996, 1995 and 1994                           36

              VIII--Valuation and Qualifying Accounts                    37

              All  other   schedules  are  omitted   because  they  are  not
              applicable or the required information is shown in the financial statements or notes thereto.

--------
     1Incorporated by reference from the indicated pages of the Company's 1996 Annual Report to Stockholders.

Exhibit
Number                     Description
------                     -----------

3.1     Certificate of Incorporation of the Company (Exhibit 3.1(5))
3.2 Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2 (5))
3.3 Certificate of Amendment dated April 1, 1992 to Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.3(5))
3.4 Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock of the Company filed July 13, 1992 (Exhibit 3.4(5))
3.5 Certificate of Merger dated July 16, 1992 of NAMC Sub I, Inc. into the Company (Exhibit 3.5(5))
3.6     Certificate  of  Designation  of  Preferences  and  Rights  of  Series A
        Cumulative Preferred Stock of the Company filed November 6, 1992 (Exhibit 3.6(5))
3.7     Amended and Restated By-Laws of the Company
4.1     Specimen Common Stock Certificate of the Company (Exhibit 4.1(2))
4.2 Specimen Class A Convertible Preferred Stock Certificate of the Company (Exhibit 4.4(3))
4.3     Certificate  of  Designation  of  Preferences  and  Rights  of  Series A
        Convertible  Preferred  Stock of the  Company  filed July 13,  1992 (See
        Exhibit 3.4)
4.4 Certificate of Designation of Preferences and Rights of Series A Cumulative Preferred Stock of the Company filed November 6, 1992 (See
        Exhibit 3.6)
4.5 Shareholder Rights Agreement, dated as of October 19, 1992 between the Company and The Bank of New York, as Rights Agent (Exhibit 4(4))
4.6     Form of Commercial Paper Note of the Company (Exhibit 4.3(9))
4.7 Form of Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee (Exhibit 4.1(7))
4.8     Form of Medium-Term  Note, Series A (Fixed Rate) of the Company (Exhibit
        4.2 (8))
4.9 Form of Medium-Term Note, Series A (Floating Rate) of the Company (Exhibit 4.3(8))
10.1 Master Agreement dated October 22, 1992 between Federal National Mortgage Association and the Company, as amended (Exhibit 10.4(5))
10.2+ North American Mortgage Company Supplemental Executive Retirement Plan (Exhibit 10.16(5))
10.3+ Form of Letter Agreement regarding Grant of Non-qualified Stock Options dated February 1, 1993 (Exhibit 10.19(5))
10.4 Letters of approval to IMCO Realty Services -- a California Limited Partnership*, from Federal National Mortgage Association, Federal Home
        Loan Mortgage Corporation, Government National Mortgage Association, Veterans Administration and Department of Housing and Urban Development (Exhibit 10.26(1))

---------------
+This exhibit constitutes a management contract, compensatory plan or arrangement.
*Predecessor of the Company

10.5 Priority Forward Commitment dated April 30, 1993 between Residential Funding Corporation and the Company (Exhibit 10.58(6))
10.6 Servicing Rights Purchase Agreement dated March 31, 1993 between the Company and GE Capital Mortgage Services, Inc. (Exhibit 10.59(6))
10.7 Commercial Paper Dealer Agreement dated October 6, 1993 between Morgan Stanley & Co. Incorporated and the Company (Exhibit 10.62(9))
10.8.1 First Amendment to Master Agreement dated December 17, 1992 between Federal National Mortgage Association and the Company (Exhibit 10.64.1(9))
10.8.2 Second Amendment to Master Agreement dated March 25, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.2(9))
10.8.3 Third Amendment to Master Agreement dated March 18, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.3(9))
10.8.4 Fourth Amendment to Master Agreement dated April 28, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.4(9))
10.8.5 Fifth Amendment to Master Agreement dated May 17, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.5(9))
10.8.6 Sixth Amendment to Master Agreement dated June 11, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.6(9))
10.8.7 Seventh Amendment to Master Agreement dated July 8, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.7(9))
10.8.8 Eighth Amendment to Master Agreement dated August 16, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.8(9))
10.8.9 Ninth Amendment to Master Agreement dated September 2, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.9(9))
10.8.10 Tenth Amendment to Master Agreement dated September 3, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.10
        (9))
10.9 As Soon As Pooled/Early Purchase Option Agreement dated August 12, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.65(9))
10.10 Mandatory Commitment Letter Agreement dated November 11, 1993 between The Prudential Home Mortgage Company, Inc. and the Company (Exhibit 10.29(10))
10.11 Standby Commitment Contract dated December 9, 1993 between GE Capital Mortgage Services, Inc. and the Company (Exhibit 10.30(10))
10.12 Agreement for Purchase and Sale of Servicing dated as of December 24, 1993 between BancBoston Mortgage Corporation and the Company (Exhibit 10.32(10))
10.13.1 Eleventh Amendment to Master Agreement dated November 15, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.1(10))
10.13.2 Twelfth Amendment to Master Agreement dated November 24, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.2(10))
10.13.3 Thirteenth Amendment to Master Agreement dated December 22, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.3(10))

10.14 Renewal of Master Agreement dated as of December 22, 1993 between the Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.34(10))
10.15 Administrative Procedures for Deferral Elections for the North American Mortgage Company 1994 Deferred Compensation Program for Executive Vice Presidents, the President and the Chief Executive Officer (Exhibit 10.36(10))
10.16 Deferred Compensation Program and Administrative Procedures for Deferral Elections (Exhibit 10.37(10))
10.17 Master Agreement dated March 31, 1994 between Federal National Mortgage Association and the Company (Exhibit 10.41(11))
10.18 Renewal of Master Agreement dated March 31, 1994 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.42(11))
10.19   First  through  Fourth  Amendments to Master  Agreement  dated March 31,
        1994, between Federal National Mortgage Association and the Company (Exhibit 10.45(12))
10.20+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated April 29, 1994 and Schedule of Option Agreements with Executive Officers (Exhibit 10.32(13))
10.21+ Termination Agreement between John F. Farrell, Jr. and the Company dated February 6, 1995 (Exhibit 10.34(13))
10.22+ Termination Agreement between Terrance G. Hodel and the Company dated February 6, 1995 (Exhibit 10.35(13))
10.23+ Form of Termination Agreement for Executive Officers, other than the Chief Executive Officer and the President, and Schedule of Termination Agreements with Executive Officers (Exhibit 10.36(13))
10.24+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated February 22, 1995 and Schedule of Agreements with Executive Officers (Exhibit 10.37(13))
10.25+ North American Mortgage Company Incentive Stock Option Plan, as amended (Exhibit 10.38(13))
10.26.1 Fifth Amendment to Master Agreement dated December 8, 1994, between Federal National Mortgage Association and the Company (Exhibit 10.39.1(13))
10.26.2 Sixth Amendment to Master Agreement dated January 31, 1995, between Federal National Mortgage Association and the Company (Exhibit 10.39.2(13))
10.26.3 Seventh Amendment to Master Agreement dated March 7, 1995, between Federal National Mortgage Association and the Company (Exhibit 10.39.3(13))
10.26.4 Eighth Amendment to Master Agreement dated March 22, 1995, between Federal National Mortgage Association and the Company (Exhibit 10.39.4(13))
10.27 Commercial Paper Dealer Agreement dated as of February 15, 1995 between the Company and Chase Securities, Inc. (Exhibit 10.42(13))
10.28 Third Amendment to Pool Purchase Contract between Federal National Mortgage Association and the Company (Exhibit 10.44(14))


---------------
+This exhibit constitutes a management contract, compensatory plan or arrangement.

10.29 Renewal of Master Agreement dated as of March 23, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.45(14))
10.30 Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.46(15))
10.31 Amendment No. One to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.47(15))
10.32 Amendment No. Two to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.48(15))
10.33 Amendment No. Three to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.49(15))
10.34 Consolidated Second Amended and Restated Revolving Credit Agreement dated as of January 23, 1996 by and among the Company and The First National Bank of Chicago, as administrative agent, and certain other parties identified therein (Exhibit 10.37(16))
10.35 Renewal of Master Agreement dated as of March 23, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.38(16))
10.36+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated February 14, 1996 and Schedule of Agreements with Executive Officers (Exhibit 10.39(16))
10.37+ North American Mortgage Company Deferred Base Salary or Bonus Program (Exhibit 10.40(16))
10.38+ National Union Fire Insurance Company of Pittsburgh, PA.(R) Directors and Officers Insurance and Company Reimbursement Policy (Exhibit 10.41(16))
10.39+ Chubb Group of Insurance Companies Directors and Officers Liability and Reimbursement Excess Policy (Exhibit 10.42(16))
10.40 Master Agreement dated as of April 4, 1996, between Federal National Mortgage Association and the Company (Exhibit 10.43(17))
10.41 Master Commitment Amendment dated May 31, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.44(18))
10.42 Master Commitment Amendment dated July 23, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.45(18))
10.43 American International Companies Directors, Officers and Corporate Insurance Policy (Exhibit 10.46(19))
10.44 Chubb Group of Insurance Companies Directors and Officers Liability and Reimbursement Excess Policy (Exhibit 10.47(19))
10.45+  Senior Executive Severance Pay Plan of North American Mortgage Company
11      Statement re Computation of Per Share Earnings
13      1996 Annual Report to Stockholders
21      Subsidiaries of the Registrant
23      Consent of Independent Auditors
27      Financial Data Schedule

---------------
+This exhibit constitutes a management contract, compensatory plan or arrangement.

(1)     Incorporated  by  reference  to  designated  exhibit  to  the  Company's
        Registration Statement on Form S-4, filed under Registration No. 33-44681 on December 23, 1991.
(2) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Registration No. 33-44680 on February 12, 1992.
(3) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 and Amendment No. 2 thereto, filed under Registration No. 33-44681 on February 26, 1992.
(4) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8- K filed under Commission File No. 1-11017 on November 6, 1992.
(5) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1993.
(6) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1993.
(7)     Incorporated  by  reference  to  designated  exhibit  to  the  Company's
        Registration Statement on Form S-3, filed under Registration No. 33-69318 on September 23, 1993.
(8) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8- K filed under Commission File No. 1-11017 on October 25, 1992.
(9) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on November 12, 1993.
(10) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1994.
(11) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1994.
(12) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on November 12, 1994.
(13) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1995.
(14) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1995.
(15) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on August 14, 1995.
(16) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1996.
(17) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1996.
(18) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on August 14, 1996.
(19) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on September 14, 1996.

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997

                         NORTH AMERICAN MORTGAGE COMPANY


                                     By:    /s/MARTIN S. HUGHES
                                         ----------------------------
                                             (Martin S. Hughes)
                                         Executive Vice President and
                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
     ---------                     -----                              ----

JOHN F. FARRELL, JR.
--------------------       Chairman of the Board,                 March 28, 1997
(John F. Farrell, Jr.)     Chief Executive Officer
                           and Director

TERRANCE G. HODEL
-----------------          President,                             March 28, 1997
(Terrance G. Hodel)        Chief Operating Officer
                           and Director

MARTIN S. HUGHES
----------------           Executive Vice President,              March 28, 1997
(Martin S. Hughes)         Chief Financial Officer and
                           Treasurer (Principal Financial
                           Officer)

D. ALLAN HOFF
-------------              Senior Vice President and Corporate    March 28, 1997
(D. Allan Hoff)            Controller (Principal Accounting
                           Officer)


WILLIAM L. BROWN           Director                               March 28, 1997
----------------
(William L. Brown)


WILLIAM F. CONNELL         Director                               March 28, 1997
------------------
(William F. Connell)


MAGNA L. DODGE             Director                               March 28, 1997
--------------
(Magna L. Dodge)


WILLIAM O. MURPHY          Director                               March 28, 1997
-----------------
(William O. Murphy)


ROBERT J. MURRAY           Director                               March 28, 1997
----------------
(Robert J. Murray)


JAMES B. NICHOLSON         Director                               March 28, 1997
------------------
(James B. Nicholson)

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

         Not Applicable.

         Report of Independent Auditors on Financial Statement Schedule



North American Mortgage Company


We have audited the consolidated financial statements of North American Mortgage Company and subsidiaries (the Company) as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2) of the 1996 Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                            /s/Ernst & Young LLP


San Francisco, California
January 31, 1997

                                                                  SCHEDULE VIII

                         NORTH AMERICAN MORTGAGE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                       Three Years Ended December 31, 1996
                          (Dollar amounts in thousands)

                Column A                   Column B                 Column C            Column D       Column E
               ----------                  --------                 --------             --------      ---------
                                          Balance at      Charged to     Charged                       Balance at
                                          Beginning       Costs and      to Other                       End of
                                          of Period        Expenses      Accounts       Deductions      Period
                                          ---------        --------      --------       ----------      ------

                  Description

FORECLOSURE RESERVE:
  Year ended December 31, 1996........     $    798        $  1,444      $   ---      $  (1,390)       $     852
  Year ended December 31, 1995........          373             949          ---           (524)             798
  Year ended December 31, 1994........          320             572          ---           (519)             373
PROVISION FOR LOAN LOSSES:
  Year ended December 31, 1996........     $  3,556        $  4,656      $   ---      $  (3,744)       $   4,468
  Year ended December 31, 1995........        2,471           3,853          ---         (2,768)           3,556
  Year ended December 31, 1994........        4,348           2,360          ---         (4,237)           2,471
RECEIVABLE RESERVE:
  Year ended December 31, 1996........     $    ---        $    ---      $   ---      $     ---        $    ---
  Year ended December 31, 1995........          ---             ---          ---            ---             ---
  Year ended December 31, 1994........          120             ---          ---           (120)            ---
DEFERRED TAXES RESERVE:
  Year ended December 31, 1996........     $    ---        $    ---      $   ---      $     ---        $    ---
  Year ended December 31, 1995........        2,519             ---      (2,519)            ---             ---
  Year ended December 31, 1994........        4,490             ---      (1,971)            ---           2,519
ORIGINATED LOAN SERVICING
   RESERVE:
  Year ended December 31, 1996........     $  2,552        $  1,537      $   ---      $     ---        $  4,089
  Year ended December 31, 1995........          ---           3,517          ---           (965)          2,552
  Year ended December 31, 1994........          ---             ---          ---            ---             ---
