Form 10-K405/A
period 1996-12-31
NORTH AMERICAN MORTGAGE CO
filed 1997-04-02
CIK 882261

FORM 10-K/A

                                 AMENDMENT NO. 1

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

Commission file number: 1-11017

                         NORTH AMERICAN MORTGAGE COMPANY
             (Exact name of registrant as specified in its charter)



               Delaware                                68-0267088
      (State or other jurisdiction           I.R.S. Employer Identification No.)
  of incorporation or organization)



3883 Airway Drive, Santa Rosa, California                 95403-1699
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

                         NORTH AMERICAN MORTGAGE COMPANY


The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the twelve months ended December 31, 1996, as set forth in the pages attached hereto:

         Exhibits.
                                                                        Page
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        3.    Exhibits Index........................................      4

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly amended

                                    NORTH AMERICAN MORTGAGE COMPANY



                                    By:  /s/Terrance G. Hodel
                                         -------------------------------------
                                         Terrance G. Hodel
                                         President and Chief Operating Officer


Date:   April 2, 1997

Exhibit
Number              Description

3.1      Certificate of Incorporation of the Company (Exhibit 3.1(5))
3.2 Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2 (5))
3.3 Certificate of Amendment dated April 1, 1992 to Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.3(5))
3.4 Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock of the Company filed July 13, 1992 (Exhibit 3.4(5))
3.5 Certificate of Merger dated July 16, 1992 of NAMC Sub I, Inc. into the Company (Exhibit 3.5(5))
3.6 Certificate of Designation of Preferences and Rights of Series A Cumulative Preferred Stock of the Company filed November 6, 1992 (Exhibit 3.6(5))
3.7*     Amended and Restated By-Laws of the Company
4.1      Specimen Common Stock Certificate of the Company (Exhibit 4.1(2))
4.2 Specimen Class A Convertible Preferred Stock Certificate of the Company (Exhibit 4.4(3))
4.3      Certificate  of  Designation  of  Preferences  and  Rights  of Series A
         Convertible  Preferred  Stock of the  Company  filed July 13, 1992 (See
         Exhibit 3.4)
4.4 Certificate of Designation of Preferences and Rights of Series A Cumulative Preferred Stock of the Company filed November 6, 1992 (See
         Exhibit 3.6)
4.5 Shareholder Rights Agreement, dated as of October 19, 1992 between the Company and The Bank of New York, as Rights Agent (Exhibit 4(4))
4.6      Form of Commercial Paper Note of the Company (Exhibit 4.3(9))
4.7 Form of Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee (Exhibit 4.1(7))
4.8      Form of Medium-Term Note, Series A (Fixed Rate) of the Company (Exhibit
         4.2 (8))
4.9 Form of Medium-Term Note, Series A (Floating Rate) of the Company (Exhibit 4.3(8))
10.1 Master Agreement dated October 22, 1992 between Federal National Mortgage Association and the Company, as amended (Exhibit 10.4(5))
10.2+ North American Mortgage Company Supplemental Executive Retirement Plan (Exhibit 10.16(5))
10.3+ Form of Letter Agreement regarding Grant of Non-qualified Stock Options dated February 1, 1993 (Exhibit 10.19(5))
10.4 Letters of approval to IMCO Realty Services -- a California Limited Partnership (predecessor of the Company), from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Veterans Administration and Department of Housing and Urban Development (Exhibit 10.26(1))

---------------
+This  exhibit   constitutes  a  management   contract,   compensatory  plan  or
arrangement. *These exhibits were previously filed as part of this Annual Report on Form 10-K for the twelve months ended December 31, 1996.

10.5 Priority Forward Commitment dated April 30, 1993 between Residential Funding Corporation and the Company (Exhibit 10.58(6))
10.6 Servicing Rights Purchase Agreement dated March 31, 1993 between the Company and GE Capital Mortgage Services, Inc. (Exhibit 10.59(6))
10.7 Commercial Paper Dealer Agreement dated October 6, 1993 between Morgan Stanley & Co. Incorporated and the Company (Exhibit 10.62(9))
10.8.1 First Amendment to Master Agreement dated December 17, 1992 between Federal National Mortgage Association and the Company (Exhibit 10.64.1(9))
10.8.2 Second Amendment to Master Agreement dated March 25, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.2(9))
10.8.3 Third Amendment to Master Agreement dated March 18, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.3(9))
10.8.4 Fourth Amendment to Master Agreement dated April 28, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.4(9))
10.8.5 Fifth Amendment to Master Agreement dated May 17, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.5(9))
10.8.6 Sixth Amendment to Master Agreement dated June 11, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.6(9))
10.8.7   Seventh  Amendment  to Master  Agreement  dated  July 8,  1993  between
         Federal National Mortgage Association and the Company (Exhibit 10.64.7(9))
10.8.8 Eighth Amendment to Master Agreement dated August 16, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.8(9))
10.8.9 Ninth Amendment to Master Agreement dated September 2, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.9(9))
10.8.10 Tenth Amendment to Master Agreement dated September 3, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.64.10
         (9))
10.9 As Soon As Pooled/Early Purchase Option Agreement dated August 12, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.65(9))
10.10 Mandatory Commitment Letter Agreement dated November 11, 1993 between The Prudential Home Mortgage Company, Inc. and the Company (Exhibit 10.29(10))
10.11 Standby Commitment Contract dated December 9, 1993 between GE Capital Mortgage Services, Inc. and the Company (Exhibit 10.30(10))
10.12 Agreement for Purchase and Sale of Servicing dated as of December 24, 1993 between BancBoston Mortgage Corporation and the Company (Exhibit 10.32(10))
10.13.1 Eleventh Amendment to Master Agreement dated November 15, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.1(10))
10.13.2 Twelfth Amendment to Master Agreement dated November 24, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.2(10))
10.13.3 Thirteenth Amendment to Master Agreement dated December 22, 1993 between Federal National Mortgage Association and the Company (Exhibit 10.33.3(10))
10.14 Renewal of Master Agreement dated as of December 22, 1993 between the Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.34(10))
                                     5

10.15 Administrative Procedures for Deferral Elections for the North American Mortgage Company 1994 Deferred Compensation Program for Executive Vice Presidents, the President and the Chief Executive Officer (Exhibit 10.36(10))
10.16 Deferred Compensation Program and Administrative Procedures for Deferral Elections (Exhibit 10.37(10))
10.17 Master Agreement dated March 31, 1994 between Federal National Mortgage Association and the Company (Exhibit 10.41(11))
10.18 Renewal of Master Agreement dated March 31, 1994 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.42(11))
10.19 First through Fourth Amendments to Master Agreement dated March 31, 1994, between Federal National Mortgage Association and the Company (Exhibit 10.45(12))
10.20+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated April 29, 1994 and Schedule of Option Agreements with Executive Officers (Exhibit 10.32(13))
10.21+ Termination Agreement between John F. Farrell, Jr. and the Company dated February 6, 1995 (Exhibit 10.34(13))
10.22+ Termination Agreement between Terrance G. Hodel and the Company dated February 6, 1995 (Exhibit 10.35(13))
10.23+ Form of Termination Agreement for Executive Officers, other than the Chief Executive Officer and the President, and Schedule of Termination Agreements with Executive Officers (Exhibit 10.36(13))
10.24+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated February 22, 1995 and Schedule of Agreements with Executive Officers (Exhibit 10.37(13))
10.25+ North American Mortgage Company Incentive Stock Option Plan, as amended (Exhibit 10.38(13))
10.26.1 Fifth Amendment to Master Agreement dated December 8, 1994, between Federal National Mortgage Association and the Company (Exhibit 10.39.1(13))
10.26.2 Sixth Amendment to Master Agreement dated January 31, 1995, between Federal National Mortgage Association and the Company (Exhibit 10.39.2(13))
10.26.3  Seventh  Amendment  to Master  Agreement  dated March 7, 1995,  between
         Federal National Mortgage Association and the Company (Exhibit 10.39.3(13))
10.26.4 Eighth Amendment to Master Agreement dated March 22, 1995, between Federal National Mortgage Association and the Company (Exhibit 10.39.4(13))
10.27 Commercial Paper Dealer Agreement dated as of February 15, 1995 between the Company and Chase Securities, Inc. (Exhibit 10.42(13))
10.28 Third Amendment to Pool Purchase Contract between Federal National Mortgage Association and the Company (Exhibit 10.44(14))
10.29 Renewal of Master Agreement dated as of March 23, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.45(14))

---------------
+This exhibit constitutes a management contract, compensatory plan or arrangement.

10.30 Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.46(15))
10.31 Amendment No. One to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.47(15))
10.32 Amendment No. Two to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.48(15))
10.33 Amendment No. Three to Master Agreement dated April 17, 1995 between Federal National Mortgage Association and the Company (Exhibit 10.49(15))
10.34 Consolidated Second Amended and Restated Revolving Credit Agreement dated as of January 23, 1996 by and among the Company and The First National Bank of Chicago, as administrative agent, and certain other parties identified therein (Exhibit 10.37(16))
10.35 Renewal of Master Agreement dated as of March 23, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.38(16))
10.36+ Form of Letter Agreement regarding Grant of Qualified Stock Options dated February 14, 1996 and Schedule of Agreements with Executive Officers (Exhibit 10.39(16))
10.37+ North American Mortgage Company Deferred Base Salary or Bonus Program (Exhibit 10.40(16))
10.38+   National Union Fire Insurance  Company of Pittsburgh,  PA.(R) Directors
         and Officers Insurance and Company Reimbursement Policy (Exhibit 10.41(16))
10.39+ Chubb Group of Insurance Companies Directors and Officers Liability and Reimbursement Excess Policy (Exhibit 10.42(16))
10.40 Master Agreement dated as of April 4, 1996, between Federal National Mortgage Association and the Company (Exhibit 10.43(17))
10.41 Master Commitment Amendment dated May 31, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.44(18))
10.42 Master Commitment Amendment dated July 23, 1996 between Federal Home Loan Mortgage Corporation and the Company (Exhibit 10.45(18))
10.43 American International Companies Directors, Officers and Corporate Insurance Policy (Exhibit 10.46(19))
10.44 Chubb Group of Insurance Companies Directors and Officers Liability and Reimbursement Excess Policy (Exhibit 10.47(19))
10.45+*  Senior Executive Severance Pay Plan of North American Mortgage Company
11*      Statement re Computation of Per Share Earnings
13**     1996 Annual Report to Stockholders
21*      Subsidiaries of the Registrant
23*      Consent of Independent Auditors
27*      Financial Data Schedule


---------------
+This exhibit constitutes a management contract, compensatory plan or arrangement. *These exhibits were previously filed as part of this Annual Report on Form 10-K for the twelve months ended December 31, 1996.
*These exhibits were previously filed as part of this Annual Report on Form 10-K for the twelve months ended December 31, 1996.
**Filed herewith.

(1)      Incorporated  by  reference  to  designated  exhibit  to the  Company's
         Registration Statement on Form S-4, filed under Registration No. 33-44681 on December 23, 1991.
(2) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Registration No. 33-44680 on February 12, 1992.
(3) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 and Amendment No. 2 thereto, filed under Registration No. 33-44681 on February 26, 1992.
(4) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed under Commission File No. 1-11017 on November 6, 1992.
(5) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1993.
(6) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1993.
(7)      Incorporated  by  reference  to  designated  exhibit  to the  Company's
         Registration Statement on Form S-3, filed under Registration No. 33-69318 on September 23, 1993.
(8) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed under Commission File No. 1-11017 on October 25, 1992.
(9) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on November 12, 1993.
(10) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1994.
(11) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1994.
(12) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on November 12, 1994.
(13) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1995.
(14) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1995.
(15) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on August 14, 1995.
(16) Incorporated by reference to designated exhibit or schedule to the Company's Annual Report on Form 10-K filed under Commission File No. 1-11017 on March 30, 1996.
(17) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on May 14, 1996.
(18) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on August 14, 1996.
(19) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q filed under Commission File No. 1-11017 on September 14, 1996.