Form 10-Q
period 1997-03-31
NORTH AMERICAN MORTGAGE CO
filed 1997-05-14
CIK 882261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


              ----------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

     The number of shares of Common Stock, par value $.01 per share, (the "Common Stock") outstanding as of May 12, 1997 was 14,057,420.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          March 31,        December 31,
                                                                            1997               1996
                                                                            ----               ----
                                                                         (Unaudited)
ASSETS

    Cash and cash equivalents....................................    $     13,849       $     22,005
    Advances and other receivables...............................          95,879             85,299
    Real estate loans held for sale to investors
        ---net of unearned discounts.............................         513,315            554,415
    Capitalized loan servicing...................................         132,799            133,778
    Other intangible assets......................................           9,164              9,391
    Property and equipment.......................................          38,704             38,541
    Other assets.................................................          14,630             10,228
                                                                           ------             ------
                                                                     $    818,340       $    853,657
                                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

    Warehouse line of credit.....................................    $    118,545       $    158,584
    Notes payable................................................          75,741             75,724
    Commercial paper and other borrowings........................         335,171            340,115
    Subordinated debt............................................          10,070             10,070
    Accounts payable and other liabilities.......................          69,771             65,763
                                                                           ------             ------
                                                                          609,298            650,256
STOCKHOLDERS' EQUITY
    Convertible preferred stock (1,000,000 shares authorized,
        748,179 shares issued and outstanding)...................             ---               ---
    Common stock (50,000,000 shares authorized,
        16,415,037 and 16,394,544 shares issued at
        March 31, 1997 and December 31, 1996, respectively)......             164               164
    Additional paid-in capital...................................         112,783           112,492
    Retained earnings............................................         137,479           131,435
    Treasury stock, at cost - (2,358,016 and 2,322,916 shares
        at March 31, 1997 and December 31, 1996,
        respectively)............................................         (41,384)          (40,690)
                                                                          -------           -------
                                                                          209,042           203,401
                                                                          -------           -------
                                                                     $    818,340       $   853,657
                                                                     ============       ===========

          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              Three Months Ended March 31, 1997, and March 31, 1996
                  (Amounts in thousands, except per share data)

                                                                          Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                       1997                 1996
                                                                       ----                 ----
INCOME:
    Loan administration fees..................................    $   11,570           $   11,644
    Loan origination fees.....................................        18,955               19,814
    Gain from sales of loans..................................        24,645               21,843
    Interest income, net of warehouse interest expense........         6,499                6,494
    Gain from sales of servicing..............................        13,361                7,440
    Other.....................................................         3,004                2,096
                                                                       -----                -----
                                                                      78,034               69,331
EXPENSES:
    Personnel.................................................        38,270               35,543
    Other operating expenses..................................        19,477               16,326
    Interest expense..........................................         2,482                2,344
    Depreciation and amortization of property and
        equipment.............................................         2,065                1,895
    Amortization of Capitalized Loan Servicing................         4,160                2,730
    Recovery for Impairment of
        Capitalized Loan Servicing............................          (267)              (2,052)
    Amortization of other intangibles.........................           287                  111
                                                                         ---                  ---
                                                                      66,474               56,897

    Income before income taxes................................        11,560               12,434
    Income tax expense........................................         4,672                4,974
                                                                       -----                -----

NET INCOME....................................................    $    6,888          $     7,460
                                                                  ==========          ===========

NET INCOME PER SHARE..........................................    $     0.49          $      0.50
                                                                  ==========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                   14,066               15,059
                                                                      ======               ======

          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              Three Months Ended March 31, 1997, and March 31, 1996
                             (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                     1997             1996
                                                                                     ----             ----
OPERATING ACTIVITIES:
    Net income.............................................................    $     6,888     $     7,460
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation, amortization, and impairment.........................          6,245           2,684
        Excess servicing fee income........................................            ---         (11,527)
        Gain from sales of servicing rights................................        (13,361)         (7,440)

        Cash proceeds from sales of servicing rights.......................         38,994          42,900
    Net decrease in real estate loans held for sale,
        net of unearned discounts..........................................         41,100           4,662
    Increase in advances and other receivables.............................        (10,580)        (21,559)
    Increase/(decrease) in accounts payable and other liabilities..........          4,008            (127)
    Increase in other assets...............................................         (4,402)            (86)
                                                                                    ------             ---
        NET CASH PROVIDED BY OPERATING ACTIVITIES..........................         68,892          16,967

INVESTING ACTIVITIES:
    Acquisition of assets of branches including
        purchase accounting adjustments....................................            (57)             12
    Acquisition of capitalized servicing rights............................        (28,550)        (33,936)
    Purchase of property and equipment.....................................         (2,228)         (1,744)
                                                                                    ------          ------
        NET CASH USED IN INVESTING ACTIVITIES..............................        (30,835)        (35,668)

FINANCING ACTIVITIES:
    Increases in long-term debt............................................             17              18
    Increase (decrease) in warehouse lines of credit, commercial
        paper, repurchase agreements, and other borrowings.................        (44,983)         34,585
    Purchases of Treasury Stock............................................           (694)         (6,824)
    Dividends..............................................................           (844)           (907)
    Stock issuance under Incentive Stock Option Plan.......................            291             198
                                                                                       ---             ---
        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES.........................................................        (46,213)         27,070
        (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS........................................................         (8,156)          8,369
    Cash and cash equivalents at beginning of year.........................         22,005          12,273
                                                                                    ------          ------
        CASH AND CASH EQUIVALENTS AT
        END OF PERIOD......................................................    $    13,849     $    20,642
                                                                               ===========     ===========

    Supplemental disclosure of cash flow information
        Cash paid during the period for:
        Interest...........................................................    $     8,879     $     7,017
                                                                               ===========     ===========
        Income Taxes.......................................................    $        52     $       417
                                                                               ===========     ===========

          See accompanying notes to consolidated financial statements.

                         North American Mortgage Company
             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of North American Mortgage Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1996.

Note 2 - Net Income Per Share Information

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. The potential dilutive effect of common stock equivalents has not been included because that amount is not considered to be material. The weighted average number of shares outstanding for net income per share was 14,066,000 and 15,059,000 for the three months ended March 31, 1997 and 1996.

Note 3 - Capitalized Servicing Rights

     In June 1996, the Financial Accounting Standards Board issued Statement Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125), which became effective on January 1, 1997. FAS No. 125 resulted in the recording of Capitalized Loan Servicing Rights (CLSRs) on the date of the sale of a mortgage loan, as opposed to the previous practice of recording CLSRs on the date that loans are originated. Additionally, excess servicing fees are combined with CLSR for balance sheet presentation as well as for transactions beginning in the first quarter of 1997 and in the table that follows.

     Capitalized loan servicing, net of accumulated amortization and impairment were as follows:

                                                        Capitalized Loan
                                                         Servicing, Net
                                                          (in thousands)
                                                          --------------

  Balance at December 31, 1996.........................  $   133,778
  Additions............................................       28,550
  Scheduled Amortization...............................       (4,163)
  Impairment...........................................          267
  Servicing Sale Basis.................................      (25,633)
                                                             -------

  Balance at March 31, 1997............................  $   132,799(1)
                   === =====                             =============

_______________
(1)At March 31, 1997, the capitalized  loan servicing  impairment  allowance was approximately $3.8 million.

Note 4 - FAS No. 125

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is not expected to have a material effect on primary and fully diluted earnings per share for the quarters ended March 31, 1997, and March 31, 1996, respectively.

Note 5 - Reclassification

     Certain reclassifications were made to the 1996 balances to conform with the 1997 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended March 31, 1997, Compared with Quarter Ended March 31, 1996

Results of Operations

     General Market Conditions - Based on current industry estimates, total United States purchase and refinance origination levels decreased by 13% to $175 billion in the first quarter of 1997 from $200 billion in the same period last year. While the level of new and existing home purchases increased over last year due to the strength of the housing market, this increase was more than offset by a lower level of refinancings (see table below). Refinancings, which are particularly sensitive to interest rate levels, were stronger during the first quarter of 1996 due to the relatively lower level of interest rates at that time.

                                                         1-4 Family U.S. Mortgage
                                                               Originations*
                                                               -------------
                                                               First Quarter
                                                               -------------
                                                            1997            1996
                                                             ----            ----
                                                           (Dollars in billions)


     New and existing home purchases...................... $  123       $  111

     Refinancings.........................................     52           89
                                                               --           --
                                                           $  175       $  200
                                                           ======       ======

________________
*Sources:   Mortgage  Bankers  Association  (MBA),   Federal  National  Mortgage
Association (FNMA), and Federal Home Loan Mortgage  Corporation  (FHLMC).  (1997
market data based on current estimates.)


     The Company's $2.0 billion in loan originations during the first quarter of 1997 were 18% lower than during the same quarter last year. This decrease in loan origination volume (see table below) is primarily reflective of a decrease in total U.S. refinancing mortgage originations for the same period, as well as difficulties originating loans in the wholesale channel due to pricing pressures, especially for refinancing loans Refinancings represented 41% of total originations in the first quarter of 1997 compared with 51% in the first quarter of 1996.

                                                        Company Originations
                                                        --------------------
                                                            First Quarter
                                                            -------------
                                                        1997             1996
                                                        ----             ----
                                                         (Dollars in billions)
                                                        ---------------------

        Retail..................................     $    778        $     813

        Wholesale...............................        1,104            1,466

        Telemarketing...........................          127              176
                                                          ---              ---
                                                     $  2,009        $   2,455
                                                     ========        =========

     Summary of Results - Net income for the first quarter of 1997 was $6.9 million, or $0.49 per share, as compared to $7.5 million, or $0.50 per share, for the first quarter of 1996. Loan fundings for the quarter ended March 31, 1997, were $2.01 billion, including $31 million of subprime production, compared to $2.45 billion during the first quarter of 1996, which had no subprime production. Production related income declined in the first quarter of 1997 due to lower originations and higher expense levels. Expenses increased over last year due to the cost of maintaining the Company's expanded retail distribution. This expansion, which occurred during the last three quarters of 1996, included opening offices and the addition of personnel. Substantially offsetting this decline in production income were improved hedging results and increased gains on sales of servicing, primarily from the sale of pre-1995 servicing.

     Servicing Rights - The following table sets forth certain information regarding the servicing portfolio of the Company for the periods indicated:

                                                           Quarters Ended March 31,
                                                           ------------------------
                                                          1997               1996
                                                          ----               ----
                                                            (Dollars in millions,
                                                         except Average Loan Size)

        Servicing Portfolio:
             Beginning Portfolio....................... $  13,293        $  14,109
                Add:
                   Loans Originated...................      2,009            2,455
                Deduct:
                   Sales of Servicing Rights               (2,250)          (2,382)
                   Run-off(1)                                (554)            (579)
                          --                                 ----             ----
            Ending Portfolio..........................  $  12,498        $  13,603
                                                        =========        =========

            Average Loan Size of Ending Portfolio.....  $  98,000        $  98,000

            Weighted Average Interest Rate............       7.78%            7.69%


(1)Run-off refers to dollar amount of the amortization of loans, prepayments, and foreclosures. The annualized run-off rate was 17% and 16% in the first quarter of 1997 and 1996, respectively.

     Effective January 1, 1997, the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement carried forward the provisions of FAS No. 122, "Accounting for Mortgage Servicing Rights," which the Company adopted on January 1, 1995, and which was an amendment to FAS No. 65. The primary difference between FAS No. 125 and FAS No. 65, as it related to the Company, is the accounting treatment for the normal servicing fee associated with in-house Capitalized Loan Servicing Rights (CLSRs). Virtually all of the additions to the servicing portfolio are CLSRs. Generally, under FAS No. 65, CLSRs were not recorded as an asset, while under FAS No. 125, the full value of CLSRs are capitalized.

     As a result of the difference in accounting treatment, the balance sheet carrying value for servicing rights is significantly different depending on whether the servicing was originated before January 1, 1995 (pre-1995) or after January 1, 1995 (post-1995). Management believes that the total fair market value of its pre-1995 servicing rights is substantially more than the carrying value, while the fair market value of post-1995 servicing rights is approximately equal to the total carrying value. In the first quarter of 1997, the Company sold $945 million of pre-1995 servicing and recorded a net pre-tax gain of $12.4 million. The prices received for sales in the first quarter of 1997 may not necessarily be reflective of the value of the remaining pre-1995 portfolio, due to differences in portfolio characteristics (i.e., servicing fees, age, coupon, interest rates) and changes in market conditions. At March 31, 1997, the net balance sheet carrying value and the principal balance of the Servicing Portfolio originated pre-1995 and post-1995 were as follows:

                                              Pre-1995     Post-1995    Total at 3/31/97
                                              --------     ---------    ---------------
Balance sheet carrying value
    (In thousands)                           $  1,155      $  31,644      $  132,799
                                             --------      ---------      ----------

Servicing portfolio principal balance
    (In millions)                            $  4,586      $   7,912      $   12,498
                                             --------      ---------      ----------

Carrying value percentage                         0.3%          1.66%           1.06%
                                                  ---           ----            ----


     Management continually evaluates the Company's investment in retained servicing rights and periodically makes decisions to sell servicing rights after considering the following criteria: cash requirements, market value for servicing rights compared to their economic value to the Company, exposure to prepayment risk, and earnings impact. To the extent the Company elects to sell pre-1995 servicing rights, virtually all of the net proceeds from such sales are recognized as a one-time gain from sale of servicing due to their minimal book value. Of the approximately $4.6 billion of pre-1995 servicing remaining at March 31, 1997, the Company estimates that it may be economically advantageous (i.e., where market value equals or exceeds the economic value to the Company) to sell only approximately $1.5 billion as part of its future servicing sales. The Company's results of operations have historically been and will continue to be impacted by the amount and timing of sales of pre-1995 servicing rights.

     Historically, when interest rates decline, the incremental value created by the Company's production organization from higher refinance originations has more than offset the loss in value to its servicing portfolio resulting from higher prepayments. Accordingly, the Company has not purchased any financial prepayment hedges, but it has relied on its ability to produce new servicing as a macro-hedge. Under FAS No. 125, however, if rates were to decline, the timing of additional production revenues and any servicing impairment charge, for financial statement purposes, may not occur in the same period. The Company could be required to recognize a servicing impairment charge in one reporting period, while the incremental production revenues could be generated over several periods.

     Revenues - Revenues for the first quarter of 1997 were $78.0 million, an $8.7 million, or 13% increase, as compared with $69.3 million in the first quarter of 1996.

     Loan administration fees were $11.57 million in the first quarter of 1997, a 1% decrease, as compared to $11.64 million in the first quarter of 1996. This decrease resulted from the 5% decrease in the average size of the Company-owned servicing portfolio, partially offset by an increase in the weighted average servicing fee collected on loans serviced.

     Loan origination fees were $19.0 million in the first quarter of 1997, a 4% decrease, as compared with $19.8 million in the first quarter of 1996. This decrease resulted from an 18% decrease in loan originations, partially offset by an increase in the average origination fees collected on each loan. The increase in average origination fees collected resulted from a higher percentage of retail production in the first quarter of 1997 (39% as compared to 33%), on which the Company receives higher average origination fees than it receives on wholesale loans.

     The gain from sales of loans was $24.6 million during the first quarter of 1997, as compared with $21.8 million during the first quarter of 1996. In 1996, gain from sales of loans was impacted by hedging activity, price subsidies, and the recognition of Capitalized Loan Servicing Rights under FAS No. 122 and FAS No. 125. In 1997, gain from sales of loans was affected by the above factors, but also by the gain on sale of subprime loans, which is a new product offered by the Company. A summary of these items for the first quarters of 1997 and 1996 follows:

                                                           1997           1996
                                                           ----           ----
                                                          (Dollars in millions)

        Hedging Gains (Losses)......................   $   3.8        $  (2.4)

        Pricing Subsidies...........................      (6.6)          (8.9)

        Capitalized Loan Servicing Rights...........      26.5           33.1

        Gain on Sale of Subprime Loans..............       0.9            ---
                                                           ---            ---

                                                       $  24.6        $   21.8
                                                       =======        ========


     During the first quarter of 1997, hedging results benefited from low bond market volatility. As a result, the Company's hedging results produced strong gains of 19 basis points on originations in the first quarter of 1997 compared to a loss of 10 basis points on originations in the first quarter of 1996. To the extent that there is a significant change in the direction of interest rates or an increase in bond market volatility, the Company's future hedging results may be negatively affected.

     Pricing subsidies decreased to $6.6 million during the first quarter of 1997, or an average subsidy of 33 basis points on loans produced, compared to $8.9 million in the first quarter of 1996, or 36 basis points. The decrease primarily was due to the increased percentage of retail originations, which have a much lower price subsidy. The overall level of price subsidy remained high, reflecting the continuing price competition in the industry, particularly on loans originated through the wholesale channel.

     Capitalized Loan Servicing gains decreased to $26.5 million during the first quarter of 1997, as compared with $33.1 million in the first quarter of 1996, as a result of a decrease in the principal balance of loans sold.

     Gain on sale of subprime loans was $889,000 or 400 basis points on the sale of $22.2 million of subprime loans, during the first quarter of 1997. This is a new product for the Company.

     Interest income, net of warehouse interest expense, was $6.5 million during the first quarter of 1997 and 1996. In the first quarter of 1997, the average balance of loans held for sale increased by 14%, which had the effect of increasing interest income. The effect of this increase was offset by (i) a decrease in working capital used by the Company to reduce its warehouse borrowing cost and (ii) a reduced amount of compensating balances used to reduce borrowing costs.

     Gain from sales of servicing was $13.4 million during the first quarter of 1997, as compared to $7.4 million during the first quarter of 1996, an 80% increase. In the first quarter of 1997, the Company sold $2.2 billion (or 112% of originations) of servicing rights, compared with the sale of $2.4 billion (or 97% of originations) in the first quarter of 1996.

     The following table summarizes the significant factors impacting the quarterly gain from servicing sales:

                                                          1997          1996
                                                          ----          ----
                                                        (Dollars in millions)


        Principal Balance of Servicing Sold..........  $  2,250     $   2,382
                                                       ========     =========

        Net Proceeds.................................  $   39.0     $    42.9

        Capitalized Loan Servicing Basis.............     (25.6)        (35.5)
                                                          -----         -----

             Gain on Sales of Servicing..............  $   13.4     $     7.4
                                                       ========     =========


     As previously discussed under "Servicing Rights," the Company's servicing originated before 1995 had virtually no accounting basis. Included in the gain on servicing sold for the first quarter of 1997 was $12.4 million of gain on the sale of pre-1995 originated servicing rights (on $945 million principal balance sold), as compared to a gain of $6.0 million (on $521 million principal balance sold) in the first quarter of 1996.

     Other income was $3.0 million during the first quarter of 1997, a 43% increase from $2.1 million for the first quarter of 1996. This increase was largely due to a $773,000 increase in insurance commission revenues earned by the Company's insurance agency subsidiary which purchased certain assets of Lomas Insurance Services during the fourth quarter of 1996.

     Expenses - Expenses for the first quarter of 1997 were $66.5 million, a 17% increase, as compared to $56.9 million during the first quarter of 1996.

     Personnel costs were $38.3 million for the first quarter of 1997, an 8% increase, as compared with $35.5 million for the first quarter of 1996. This increase occurred during a period which had 18% lower originations and 4% lower origination fees, because of costs associated with the Company's expanded retail distribution network. The expansion, which was largely completed by the end of 1996, included the addition of 172 new retail loan officers.

     Other operating costs increased 19% to $19.5 million for the first quarter of 1997 from $16.3 million for the first quarter of 1996. This increase primarily was related to the retail expansion, for which the Company added 44 new production locations during 1996.

     Amortization of capitalized loan servicing increased to $4.2 million in the first quarter of 1997, as compared to $2.7 million during the first quarter of 1996. This increase was primarily attributable to the higher carrying value of the asset during the first quarter of 1997.

     Recovery for impairment of capitalized loan servicing was $267,000 during the first quarter of 1997, as compared to $2.1 million in the first quarter of 1996. This resulted from a relatively stable interest rate environment during the first quarter of 1997, as compared with the upward turn in rates which occurred during March of 1996. Interest rates affect the prepayment speeds, which impact the value of the capitalized loan servicing asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow requirements primarily depend on both the level and cost of its originations, the level of its servicing sales and the cash flow generated by, or required by, its other operating activities. Additionally, the Company may use or provide cash through its investing and other financing activities.

     Liquidity Sources - The Company's loan originations are primarily financed through warehouse borrowings, commercial paper borrowings, and with corporate funds. This financing requirement begins at the time of loan closing and extends for an average of approximately 30 days until the loan is sold into the secondary market. On January 23, 1996, the Company entered into a new warehouse line of credit facility which will expire on January 23, 1999. The outstanding commitment under this facility was $1.0 billion at March 31, 1997. The Company's management expects, although there can be no assurance, that this facility will continue to be available in the future.

     The Company also has a commercial paper program. Borrowings under this $500 million program replace, at a reduced interest rate, borrowings under the Company's warehouse line of credit. The warehouse line of credit acts as the liquidity backup facility for the commercial paper borrowings.

     At times, the Company will accelerate the sale of its mortgage loan inventory through the use of "gestation" facilities provided by an investment bank and the Federal National Mortgage Association.

     The Company's corporate funds are generally invested in its inventory of mortgage loans held for sale. The level of funds available to support its inventory has decreased since 1995 because of the cash used for the investing and other financial activities detailed below.

     In October 1993,  the Company  implemented a $250 million  Medium Term Note
(MTN) program. Since 1993, $126 million in MTNs have been issued and $76 million remain outstanding at March 31, 1997.

INVESTING AND OTHER FINANCIAL ACTIVITIES

     Common Stock Repurchases - On February 7, 1996, the Company authorized the repurchase of up to 1.5 million shares of Common Stock. Through March 31, 1997, the Company had repurchased 1,217,500 shares under this authorization at an aggregate cost of $22.2 million. As of March 31, 1997, the Company held 2,358,016 shares in treasury stock, which have been acquired since 1994 under the current and prior repurchase authorizations at an aggregate cost of $41.4 million. The Company repurchased 35,100 shares at a cost of $694,000 during the first quarter of 1997.

     Dividends - The Company has paid quarterly Common Stock dividends since the initial public offering on July 15, 1992. Dividend payments totaled $844,000 in the first quarter of 1997 and $907,000 in the first quarter of 1996. In May 1997, the Company's board of directors approved a Common Stock dividend of $.06 per share.

     Property, Plant and Equipment During the first quarter of 1997 and 1996, the Company purchased property and equipment totaling $2.2 million and $1.7 million, respectively.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits

               11    Statement re Computation of Per Share Earnings

               27    Financial Data Schedule

          b.   Reports on Form 8-K

               None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                          NORTH AMERICAN MORTGAGE COMPANY



May 14, 1997                              By:   /s/ Martin S. Hughes
                                                --------------------
                                                (Martin S. Hughes)
                                              Executive Vice President
                                            Chief Financial Officer and
                                             Principal Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number            Description                                       Page Number
------            -----------                                       -----------

11       Statement re Computation of Per Share Earnings

27       Financial Data Schedule