Form 10-Q
period 1997-06-30
NORTH AMERICAN MORTGAGE CO
filed 1997-08-14
CIK 882261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _____________________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Common Stock, par value $.01 per share, (the "Common Stock") outstanding as of August 12, 1997, was 14,014,394.

PART 1 - FINANCIAL INFORMATION,

Item 1. Financial Statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 June 30,          December 31,
                                                                   1997                1996
                                                                  ------              -----
                                                               (Unaudited)
ASSETS
     Cash and cash equivalents.......................        $      9,833          $   22,005
     Advances and other receivables..................              68,290              85,299
     Real estate loans held for sale to investors
        ---net of unearned discounts.................             554,767             554,415
     Capitalized loan servicing......................             163,596             133,778
     Other intangible assets.........................               8,904               9,391
     Property and equipment..........................              38,676              38,541
     Other assets....................................              19,493              10,228
                                                                   ------              ------
                                                               $  863,559          $  853,657
                                                                  =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

     Warehouse line of credit......................            $  190,723          $  158,584
     Notes payable.................................                75,758              75,724
     Commercial paper and other borrowings.........               295,944             340,115
     Subordinated debt.............................                10,070              10,070
     Accounts payable and other liabilities........                76,427              65,763
                                                                  -------             -------
                                                                  648,922             650,256

STOCKHOLDERS' EQUITY

     Convertible preferred stock (1,000,000 shares
        authorized, 748,179 shares issued and outstanding)...         ---                ---
     Common stock (50,000,000 shares authorized,
        16,437,705 and 16,394,544 shares issued at
        June 30, 1997 and December 31, 1996,
        respectively)........................................         164                 164
     Additional paid-in capital..............................     113,159             112,492
     Retained earnings.......................................     144,064             131,435
     Treasury stock,  at cost  (2,433,016 and 2,322,916
     shares at June 30, 1997 and December 31, 1996,
        respectively)........................................     (42,750)            (40,690)
                                                                  -------             -------
                                                                  214,637             203,401
                                                                  -------
                                                               $  863,559          $  853,657
                                                                  =======             =======

          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               Three Months Ended June 30, 1997, and June 30, 1996
                  (Amounts in thousands, except per share data)


                                                                    Three Months Ended
                                                                         June 30,
                                                                   --------------------

                                                                     1997          1996
                                                                     -----         ----

INCOME:
    Loan administration fees............................  $    11,623      $     12,085
    Loan origination fees...............................       26,085            21,065
    Gain from sales of loans............................       31,592            27,128
    Interest income, net of warehouse interest expense..        7,266             7,126
    Gain from sales of servicing........................        8,229             8,047
    Other...............................................        3,502             2,353
                                                              -------
                                                               88,297            77,804

EXPENSES:
    Personnel............................................      42,498            38,026
    Other operating expenses.............................      21,435            18,698
    Interest expense.....................................       2,452             2,139
    Depreciation and amortization of property and
        equipment........................................       2,056             1,850
    Amortization of capitalized loan servicing...........       4,445             2,523
    Provision for impairment of originated loan servicing       2,625                 0
    Amortization of other intangibles....................         280               103
                                                                  ---               ---

                                                               75,791            63,339

    Income before income taxes...........................      12,506            14,465
    Income tax expense...................................       5,082             5,794
                                                                -----             -----


NET INCOME............................................... $     7,424       $     8,671
                                                              =======           =======

NET INCOME PER SHARE..................................... $      0.53      $       0.61
                                                              =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING......................      14,015            14,292
                                                               ======            ======



          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                Six Months Ended June 30, 1997, and June 30, 1996
                  (Amounts in thousands, except per share data)


                                                                                   Six Months Ended
                                                                                      June 30,
                                                                           ------------------------------
                                                                              1997                 1996
                                                                           ---------            ---------

INCOME:
    Loan administration fees......................................     $     23,193         $     23,729
    Loan origination fees.........................................           45,040               40,879
    Gain from sales of loans......................................           56,237               48,971
    Interest income, net of warehouse interest expense............           13,765               13,620
    Gain from sales of servicing..................................           21,590               15,487
    Other.........................................................            6,506                4,449
                                                                              -----                -----
                                                                            166,331              147,135

EXPENSES:
    Personnel.....................................................           80,768               73,569
    Other operating expenses......................................           40,912               35,024
    Interest expense..............................................            4,934                4,483
    Depreciation and amortization of property and
        equipment.................................................            4,121                3,746
    Amortization of capitalized loan servicing....................            8,605                5,252
    Provision for (recovery of) impairment of originated loan
          servicing...............................................            2,358              (2,052)
    Amortization of other intangibles.............................             567                   214
                                                                               ---                   ---
                                                                            142,265              120,236

    Income before income taxes....................................           24,066               26,899
    Income tax expense............................................            9,754               10,768
                                                                              -----               ------

NET INCOME........................................................     $     14,312         $     16,131
                                                                             ======               ======

NET INCOME PER SHARE..............................................     $       1.02         $       1.10
                                                                              =====                =====

WEIGHTED AVERAGE SHARES OUTSTANDING...............................           14,040               14,676
                                                                             ======               ======



          See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN MORTGAGE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Six Months Ended June 30, 1997, and June 30, 1996
                             (Dollars in thousands)


                                                                                                  Six Months Ended
                                                                                                     June 30,
                                                                                            ----------------------------

                                                                                               1997               1996
                                                                                            --------           --------

OPERATING ACTIVITIES:
    Net income.............................................................             $     14,312        $     16,131
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation, amortization, and impairment.........................                   15,651               7,161
        Excess servicing fee income........................................                      ---             (17,579)
        Gain from sales of servicing rights................................                  (21,590)            (15,487)
        Cash proceeds from sales of servicing rights.......................                   60,524              72,865
    Net decrease in real estate loans held for sale,
        net of unearned discounts..........................................                     (352)            (13,067)
    Decrease (increase) in advances and other receivables..................                   17,009             (12,569)
    Increase in accounts payable and other liabilities.....................                   10,664               7,099
    Decrease (increase) in other assets....................................                   (9,265)                504
                                                                                              ------                 ---

        NET CASH PROVIDED BY OPERATING ACTIVITIES..........................                   86,953              45,058

INVESTING ACTIVITIES:
    Acquisition of assets of branches including
        purchase accounting adjustments....................................                      (80)                (11)
    Acquisition of capitalized servicing rights............................                  (79,715)            (67,717)
    Purchase of property and equipment.....................................                   (4,256)             (4,098)
                                                                                            --------            --------
        NET CASH USED IN INVESTING ACTIVITIES..............................                  (84,051)            (71,826)

FINANCING ACTIVITIES:
    Increases in long-term debt............................................                       34                  37
    Increase (decrease) in warehouse lines of credit, commercial
        paper, repurchase agreements, and other borrowings.................                  (12,032)             45,227
    Purchases of treasury stock............................................                   (2,060)            (20,869)
    Dividends..............................................................                   (1,683)             (1,752)
    Stock issuance under incentive stock option plan.......................                      667                 236
                                                                                                 ---                 ---

        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES.........................................................                  (15,074)             22,879
                                                                                             -------              ------

        EQUIVALENTS........................................................                  (12,172)             (3,889)
    Cash and cash equivalents at beginning of year.........................                   22,005              12,273

        END OF PERIOD......................................................               $    9,833       $       8,384
                                                                                              ======              ======

    Supplemental disclosure of cash flow information Cash paid during the period for:
        Interest...........................................................               $   16,876       $      13,652
                                                                                            ========           =========
        Income taxes.......................................................               $    1,794       $       2,128
                                                                                            ========           =========
          See accompanying notes to consolidated financial statements.

                                        5

                         NORTH AMERICAN MORTGAGE COMPANY
             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of North American Mortgage Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included on Form 10-K for the year ended December 31, 1996.

Note 2 - Net Income Per Share Information

         Net income per common share is computed based on the weighted average number of shares outstanding during the period. The potential dilutive effect of common stock equivalents has not been included because that amount is not considered to be material. The weighted average number of shares outstanding for net income per share was 14,015,000 and 14,292,000 for the three months ended June 30, 1997 and 1996, respectively, and 14,040,000 and 14,676,000 for the six months ended June 30, 1997 and 1996, respectively.

Note 3 - Capitalized Servicing Rights

         In June 1996, the Financial Accounting Standards Board issued Statement Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125), which became effective on January 1, 1997. FAS No. 125 resulted in the recording of Capitalized Loan Servicing Rights (CLSRs) on the date of the sale of a mortgage loan, as opposed to the previous practice of recording CLSRs on the date that loans are originated. Additionally, previously recorded excess servicing fees as at December 31, 1996, have been combined with CLSR for balance sheet presentation and in the table that follows.

         Capitalized  loan  servicing,   net  of  accumulated  amortization  and
impairment were as follows:



                                                            Capitalized Loan
                                                             Servicing, Net
                                                        (Dollars in thousands)
                                                        ----------------------


Balance at December 31, 1996.......................          $  133,778
Additions..........................................              79,715
Scheduled Amortization.............................              (8,605)
Impairment.........................................              (2,358)
Servicing Sale Basis...............................             (38,934)
                                                                -------

Balance at June 30, 1997...........................          $  163,596(1)
                                                                =======
---------------
(1)At June 30, 1997, the capitalized loan servicing impairment allowance was approximately $6.4 million.

Note 4 - FAS No. 128

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is not expected to have a material effect on primary and fully diluted earnings per share for the quarters or six months ended June 30, 1997, and June 30, 1996, respectively.

Note 5 - Merger Agreement

         On June 22, 1997, the Company entered into a merger agreement with Dime Bancorp, Inc. ("Dime") pursuant to which Dime will acquire the Company in a merger transaction. Under the terms of the transaction, which will be tax-free to North American stockholders, 1.37 shares of Dime common stock will be exchanged for each share of North American common stock outstanding at the time of the merger, subject to adjustment in certain circumstances, set forth in the merger agreement. Based on Dime's closing price on August 12, 1997, this ratio represents a value of $26.63 per share of North American stock, for an aggregate transaction value of $383 million. The transaction is expected to close in the fourth quarter of 1997, subject to the satisfaction of certain conditions including approval by North American's stockholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

Note 6 - Reclassification

         Certain reclassifications were made to the 1996 balances to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended June 30, 1997, Compared with Quarter Ended June 30, 1996

Merger Agreement

         On June 22, 1997, the Company entered into a merger agreement with Dime Bancorp, Inc. ("Dime") pursuant to which Dime will acquire the Company in a merger transaction. Under the terms of the transaction, which will be tax-free to North American stockholders, 1.37 shares of Dime common stock will be exchanged for each share of North American common stock outstanding at the time of the merger, subject to adjustment in certain circumstances, set forth in the merger agreement. Based on Dime's closing price on August 12, 1997, this ratio represents a value of $26.63 per share of North American stock, for an aggregate transaction value of $383 million. The transaction is expected to close in the fourth quarter of 1997, subject to the satisfaction of certain conditions including approval by North American's stockholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

Results of Operations

         General Market Conditions - Based on current industry estimates, total United States purchase and refinance origination levels were approximately $209 billion for both the second quarter of 1997 and the second quarter of 1996. The level of new and existing home purchases increased 3%, while refinancing volume, which is particularly sensitive to changes in interest rates, declined 10% (see table below).


                                                     1-4 Family U.S. Mortgage
                                                          Originations*
                                                          Second Quarter

                                                   1997                  1996
                                                  ------                -----

                                                      (Dollars in billions)


New and existing home purchases........          $ 158                   $ 153

Refinancings...........................             51                      56
                                                  ----                     ---
                                                 $ 209                   $ 209
                                                   ===                     ===

_______________
*Sources:   Mortgage  Bankers  Association  (MBA),   Federal  National  Mortgage
Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC). (1997 market data based on current estimates.)

         The Company's loan fundings for the quarter ended June 30, 1997, were $2.4 billion, including $118 million of subprime production, compared to $2.5 billion during the second quarter of 1996, which had no subprime production. The overall decrease in origination volume (see table below) was caused by a 17% decline in wholesale fundings. Wholesale fundings dropped due to continued severe price competition within this channel as well as a lower level of refinancings. Refinancings represented 26% of the Company's total originations in the second quarter of 1997 compared with 32% in the second quarter of 1996. In contrast, the Company's retail originations increased during the quarter by 17%, as a result of the retail sales initiatives instituted by the Company over the past year which included opening retail offices and hiring additional retail loan officers.

                                              Company Originations
                                                 Second Quarter
                                            1997                 1996
                                            ----                 ----
                                              (Dollars in millions)


Retail...............................  $    1,076            $     921

Wholesale............................       1,205                1,454

Telemarketing........................         111                  112
                                           ------

                                       $    2,392             $   2,487
                                            =====                 =====


         Summary of Results - Net income for the second quarter of 1997 was $7.4 million, or $0.53 per share, as compared to $8.7 million, or $0.61 per share, for the second quarter of 1996. Although the Company's overall loan fundings declined by $95 million during this quarter compared to the same quarter last year, production related income rose due to the increases in retail and subprime production, as well as improved hedging results. The gains achieved by the Company's production division were more than offset by higher expenses for amortization and impairment against the carrying value of the Company's servicing portfolio. The Company's earnings for the second quarters ended June 30, 1997 and 1996 included $0.33 and $0.28 per share respectively, of gains related to the sale of pre-1995 servicing, which has substantially no accounting basis (see Servicing Rights discussion below).

         Servicing Rights - The following table sets forth certain information regarding the servicing portfolio of the Company for the periods indicated:


                                                     Quarters Ended June 30,
                                                    1997                 1996
                                                    ----                 ----
                                                      (Dollars in millions,
                                                    except Average Loan Size)

Servicing Portfolio:
    Beginning Portfolio......................    $  12,498            $  13,603
        Add:
           Loans Originated..................        2,392                2,487
        Deduct:
           Sales of Servicing Rights.........      (1,540)              (1,751)
            Other Transfers..................        (118)                  (8)
           Run-off(1)........................        (504)                (495)
                                                  --------             --------
    Ending Portfolio.........................     $ 12,728             $ 13,836
                                                    ======               ======

    Average Loan Size of Ending Portfolio....     $ 99,000             $ 98,000

    Weighted Average Interest Rate...........        7.90%                7.72%

_________________
(1) Run-off refers to dollar amount of the amortization of loans, prepayments, and foreclosures. Second quarter of 1997 annualized run-off rate was 16% compared with 15% during the second quarter of 1996.

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

         As a result of the difference in accounting treatment, the balance sheet carrying value for servicing rights is significantly different depending on whether the servicing was originated before January 1, 1995 (pre-1995) or after January 1, 1995 (post-1995). Management believes that the total fair market value of its pre-1995 servicing rights is substantially more than the carrying value, while the fair market value of post- 1995 servicing rights is approximately equal to the net carrying value.

         The following table summarizes the financial impact of sales of pre-1995 servicing for the quarter and six months ended June 30, 1997:




                                            Quarter Ended       Six Months Ended
                                            June 30, 1997        June 30, 1997
                                            -------------        -------------
                                              (Dollars in millions, except per
                                                           share)


    Principal Sold....................      $  827                  $  1,770
                                               ===                     =====

    Pre-Tax Gain......................      $  7.7                  $   20.1
                                               ===                      ====

    Earnings Per Share Impact.........      $ 0.33                  $   0.85
                                              ====                      ====


         The prices received for sales in 1997 may not necessarily be reflective of the value of the remaining pre-1995 portfolio, due to differences in portfolio characteristics (i.e., servicing fees, age, coupon, interest rates) and changes in market conditions. At June 30, 1997, the net balance sheet carrying value and the principal balance of the Servicing Portfolio originated pre-1995 and post-1995 were as follows:



                                          Pre-1995   Post-1995  Total at 6/30/97
                                          --------   ---------  ----------------
Balance sheet carrying value
    (In thousands)                       $     956   $ 162,640     $ 163,596
                                               ---     -------       -------

Servicing portfolio principal balance
    (In millions)                         $  3,554   $   9,174    $   12,728
                                             -----       -----        ------

Carrying value percentage                    0.03%       1.77%         1.29%
                                             ----        ----          ----

         Management continually evaluates the Company's investment in retained servicing rights and periodically makes decisions to sell servicing rights after considering the following criteria: cash requirements, market value for servicing rights compared to their economic value to the Company, exposure to prepayment risk, and earnings impact. To the extent the Company elects to sell pre-1995 servicing rights, virtually all of the net proceeds from such sales are recognized as a one-time gain from sale of servicing due to their minimal book value. Of the approximately $3.6 billion of pre-1995 servicing remaining at June 30, 1997, the Company estimates that it may be economically advantageous (i.e., where market value equals or exceeds the economic value to the Company) to sell only approximately $1.65 billion as part of its future servicing sales. The Company's results of operations have historically been and will continue to be impacted by the amount and timing of sales of pre-1995 servicing rights.

         Historically,  when  interest  rates  decline,  the  incremental  value created by the Company's production organization from higher refinance originations has more than offset the loss in value to its servicing portfolio resulting from higher prepayments. Accordingly, the Company has not purchased any financial prepayment hedges, but it has relied on its ability to produce new servicing as a macro-hedge. Under FAS No. 125, however, when rates decline (as occurred during the second quarter of 1997), the timing of additional production revenues and any servicing impairment charge, for financial statement purposes, may not occur in the same period. The Company was required to recognize a servicing impairment charge of $2.4 million during the second quarter of 1997, while any incremental production revenues may be generated over several subsequent periods.

         Revenues - Revenues for the second quarter of 1997 were $88.3 million, a $10.5 million, or 13%, increase as compared with $77.8 million in the second quarter of 1996. Revenues increased in the second quarter of 1997, due to the shift toward retail production and the introduction of subprime lending.

         Loan administration fees were $11.6 million in the second quarter of 1997, a 4% decrease, as compared to $12.1 million in the second quarter of 1996. This decrease resulted from the 12% decrease in the average size of the Company-owned servicing portfolio, partially offset by an increase in the weighted average servicing fee collected on loans serviced.

         Loan origination fees were $26.1 million in the second quarter of 1997, a 24% increase, as compared with $21.1 million in the second quarter of 1996. This increase occurred in spite of a 4% decrease in production volume, due to a higher percentage of retail originations and the addition of subprime originations, both of which typically produce higher fee income. In the second quarter of 1997, 45% of origination volume was from retail sources, as compared to 37% during the second quarter of 1996.

         The gain from sales of loans was $31.6 million during the second quarter of 1997, as compared with $27.1 million during the second quarter of 1996. Gain from sales of loans is impacted by hedging activity, price subsidies, and the recognition of Capitalized Loan Servicing Rights under FAS No. 125. In 1997, gain from sales of loans was affected by the above factors, but also by the gain on sale of subprime loans, which is a new product offered by the Company. A summary of these items for the second quarters of 1997 and 1996 follows:


                                                    1997              1996
                                                    ----              ----
                                                    (Dollars in millions)

Hedging Gains.............................      $   4.4            $   2.0

Pricing Subsidies.........................         (7.8)              (8.8)

Capitalized Loan Servicing Rights.........         31.4               33.9

Gain on Sale of Subprime Loans............          3.6                ---
                                                  -----               ----
                                                $  31.6            $  27.1
                                                   ====               ====


         During the second quarter of 1997, hedging results benefited from low bond market volatility and declining interest rates. As a result, the Company's hedging results produced gains of 18 basis points on originations in the second quarter of 1997 compared to 8 basis points on originations in the second quarter of 1996. To the extent that there is a significant change in the direction of interest rates or an increase in bond market volatility, the Company's future hedging results may be negatively affected.

         Pricing subsidies decreased to $7.8 million during the second quarter of 1997, or an average subsidy of 32 basis points on loans produced, compared to $8.8 million in the second quarter of 1996, or 35 basis points. The decrease primarily was due to the increased percentage of retail originations, which have a much lower price subsidy. The overall level of price subsidy remained high, reflecting the continuing price competition in the industry, particularly on loans originated through the wholesale channel. Capitalized loan servicing gains decreased to $31.4 million during the second quarter of 1997, as compared with $33.9 million in the second quarter of 1996, as a result of a decrease in the principal balance of loans sold. Gain on sale of subprime loans was $3.6 million or 355 basis points on the sale of $100.1 million of subprime loans, during the second quarter of 1997.

         Interest income, net of warehouse interest expense, was $7.3 million during the second quarter of 1997, as compared to $7.1 million during the second quarter of 1996. In the second quarter of 1997, the average balance of loans held for sale increased by 10%, which had the effect of increasing interest income. The effect of this increase was partially offset by a decrease in working capital used by the Company to reduce its warehouse borrowing cost.

         Gain from sales of servicing was $8.2 million during the second quarter of 1997, as compared to $8.0 million during the second quarter of 1996, a 2% increase. In the second quarter of 1997, the Company sold $1.5 billion (or 64% of originations) of servicing rights, compared with the sale of $1.8 billion (or 71% of originations) in the second quarter of 1996.

         The following table summarizes the significant factors impacting the quarterly gain from servicing sales:


                                                  1997                 1996
                                                  ----                 ----
                                                    (Dollars in millions)


Principal Balance of Servicing Sold..........    $ 1,540              $ 1,751
                                                   =====                =====

Net Proceeds.................................       21.5                 30.0

Capitalized Loan Servicing Basis.............      (13.3)               (22.0)
                                                 -------              -------

     Gain on Sales of Servicing..............    $   8.2              $   8.0
                                                   =====               ======

         As previously discussed under "Servicing Rights," the Company's servicing originated before 1995 had virtually no accounting basis. Included in the gain on servicing sold for the second quarter of 1997 was $7.7 million of gain on the sale of pre-1995 originated servicing rights (on $827 million principal balance sold), as compared to a gain of $6.6 million (on $584 million principal balance sold) in the second quarter of 1996.

         Other income was $3.5 million during the second quarter of 1997, a 49% increase from $2.4 million for the second quarter of 1996. This increase was largely due to a $794,000 increase in insurance commission revenues earned by the Company's insurance agency subsidiary, which purchased certain assets of Lomas Insurance Services during the fourth quarter of 1996.

         Expenses - Expenses for the second quarter of 1997 were $75.8 million, a 20% increase, as compared to $63.3 million during the second quarter of 1996.

         Personnel and other operating costs of $63.9 million in the second quarter of 1997 were $7.2 million or 13% higher than the second quarter of 1996. This increase is primarily associated with the Company's expanded retail and subprime distribution network. During the same comparable periods, the Company's production revenues, which include origination fees and gain on sale of loans, increased by $9.5 million or 19%.

         Amortization of capitalized loan servicing increased to $4.4 million in the second quarter of 1997, as compared to $2.5 million during the second quarter of 1996. This increase was primarily attributable to the higher carrying value of the asset during the second quarter of 1997.

         Impairment of capitalized loan servicing was $2.6 million during the second quarter of 1997. There was no impairment in the second quarter of 1996. This resulted from a declining interest rate environment during the second quarter of 1997. Interest rates affect the prepayment speeds, which impact the value of the capitalized loan servicing asset.

Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996

         Summary - Net income for the first six months of 1997 was $14.3 million, or $1.02 per share, as compared to $16.1 million, or $1.10 per share, earned during the first six months of 1996. The decrease in earnings relates primarily to a $2.4 million impairment provision during the first six months of 1997, as compared with a $2.1 million impairment recovery during the first six months of 1996. The Company's earnings for the six months ended June 30, 1997 and 1996 included $0.85 and $0.52 per share respectively, of gains related to the sale of pre-1995 servicing, which has substantially no accounting basis (see discussion of "Servicing Rights").

         The aggregate principal amount of loan originations for the first six months of 1997 was $4.4 billion, an 11% decrease, as compared with $4.9 billion for the first six months of 1996. This decrease in production volume was caused by a $611 million decrease in wholesale fundings. Wholesale fundings dropped due to continued severe price competition within this channel as well as a lower level of refinancings.

         The following table summarizes the activity in the Company's servicing portfolio for the first six months of 1997:

                                                     Six Months Ended June 30,
                                                     1997                 1996
                                                     ----                 ----
                                                       (Dollars in millions,
                                                     except Average Loan Size)

  Servicing Portfolio:
        Beginning Portfolio.................   $    13,293        $    14,109
          Add:
              Loans Originated..............         4,401              4,942
          Deduct:
              Sales of Servicing Rights.....        (3,747)           (4,133)
              Other Transfers...............          (160)                (8)
              Run-off (1)...................        (1,059)            (1,074)
                                                    ------              -----
          Ending Portfolio..................   $    12,728        $     13,836
                                                    ======              ======

_____________
(1) Run-off refers to regular dollar amount of the amortization of loans, prepayments and foreclosures. For the first six months of 1997, the annualized run-off rate was 16% compared with 15% for the first six months of 1996.

         Revenues - Revenues for the six months ended June 30, 1997, were $166.3 million, a $19.2 million, or 13%, increase as compared with $147.1 million in the first six months of 1996.

         Loan administration fees were $23.2 million during the first six months of 1997, a 2% decrease, as compared with $23.7 million in the first six months of 1996. This decrease occurred in spite of an 8% decline in the average size of the Company-owned servicing portfolio, partially offset by an increase in the weighted average servicing fee collected on loans serviced.

         Loan origination fees were $45.0 million during the first six months of 1997, a 10% increase, as compared with $40.9 million in the first six months of 1996. This increase occurred in spite of the 11% lower origination level, due to a higher percentage of retail originations and the addition of subprime originations, both of which produce higher origination fees. In the first six months of 1997, 42% of origination volume came from retail sources, as compared to 35% during the first six months of 1996.

         The gain from sales of loans was $56.2 million for the first six months of 1997, as compared with $49.0 million during the first six months of 1996. Gain from sales of loans is impacted by hedging activity, price subsidies, and the recognition of Capitalized Loan Servicing Rights under FAS No. 125. In 1997, gain from sales of loans was affected by the above factors, but also by the gain on sale of subprime loans, which is a new product offered by the Company.

         A summary of these items for the first six months of 1997 and 1996 follows:

                                                  Six Months Ended June 30,
                                                    1997               1996
                                                    ----               ----
                                                    (Dollars in millions)


   Hedging Gains (Losses) ....................   $    8.4           $    (0.3)
   Pricing Subsidies..........................      (14.4)              (17.7)

   Capitalized Loan Servicing Rights..........       57.8                67.0

   Gain on Sale of Subprime Loans.............        4.4                  --
                                                      ---


                                                 $   56.2           $    49.0
                                                 ========           =========


         During the first six months of 1997, hedging results benefited from low bond market volatility. As a result, the Company's hedging results produced strong gains of 19 basis points on originations in the first six months of 1997 compared to a loss of 1 basis point on originations in the first six months of 1996. To the extent that there is a significant change in the direction of interest rates or an increase in bond market volatility, the Company's future hedging results may be negatively affected.

         Pricing subsidies decreased to $14.4 million during the first six months of 1997, or an average subsidy of 33 basis points on loans produced, compared to $17.7 million in the first six months of 1996, or 36 basis points. The decrease primarily was due to the increased percentage of retail originations, which have a much lower price subsidy. The overall level of price subsidy remained high, reflecting the continuing price competition in the industry, particularly on loans originated through the wholesale channel. Capitalized Loan Servicing gains decreased to $57.8 million during the first six months of 1997, as compared with $67.0 million in the first six months of 1996, as a result of a decrease in the principal balance of loans sold. Gain on sale of subprime loans was $4.4 million or 364 basis points on the sale of $122.3 million of subprime loans, during the first six months of 1997.

         Interest income, net of warehouse interest expense, was $13.8 million during the first six months of 1997, as compared to $13.6 million during the first six months of 1996. In the first six months of 1997, the average balance of loans held for sale increased by 12%, which had the effect of increasing interest income. The effect of this increase was offset by a decrease in working capital used by the Company to reduce its warehouse borrowing cost.

         Gain from sales of servicing was $21.6 million during the first six months of 1997, as compared to $15.5 million during the first six months of 1996, a 39% increase. In the first six months of 1997, the

Company sold $3.7 billion (or 85% of originations) of servicing rights, compared with the sale of $4.1 billion (or 84% of originations) in the first six months of 1996.

         As previously discussed under "Servicing Rights," the Company's servicing originated before 1995 had virtually no accounting basis. Included in the gain on servicing sold for the first six months of 1997 was $20.1 million of gain on the sale of pre-1995 originated servicing rights (on $1.8 billion principal balance sold), as compared to a gain of $12.6 million (on $1.1 billion principal balance sold) in the first six months of 1996.

         Other income was $6.5 million during the first quarter of 1997, a 46% increase from $4.4 million for the first six months of 1996. This increase was largely due to a $1.6 million increase in insurance commission revenues earned by the Company's insurance agency subsidiary which purchased certain assets of Lomas Insurance Services during the fourth quarter of 1996.


         Expenses - Expenses for the first six months of 1996 were $142.3 million, an 18% increase, as compared to $120.2 million during the first six months of 1996.

         Personnel costs were $80.8 million for the first six months of 1997, a 10% increase, as compared with $73.6 million for the first six months of 1996. This increase, which is in line with the 10% increase in loan origination fees, relates to the Company's expanded retail distribution network. The expansion, which was largely completed by the end of 1996, included the addition of 172 new retail loan officers.

         Other operating expenses increased 17% to $40.9 million for the first six months of 1997 from $35.0 million for the first six months of 1996. This increase primarily was related to the retail expansion, for which the Company added 44 new production locations during 1996.

         Amortization of originated loan servicing increased to $8.6 million in the first six months of 1997, as compared to $5.3 million during the first six months of 1996. This increase was primarily attributable to the higher carrying value of the asset during the first six months of 1997.

         Impairment of capitalized loan servicing was $2.4 million during the first six months of 1997, as compared to a recovery of impairment of $2.1 million in the first six months of 1996. This resulted from a declining interest rate environment during the second quarter of 1997, as compared with the upward turn in rates which occurred during the first six months of 1996. Interest rates affect the prepayment speeds, which impact the value of the capitalized loan servicing asset.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow requirements primarily depend on both the level and cost of its originations, the level of its servicing sales and the cash flow generated by, or required by, its other operating activities. Additionally, the Company may use or provide cash through its investing and other financing activities.

         Liquidity Sources - The Company's loan originations are primarily financed through warehouse borrowings, commercial paper borrowings, and with corporate funds. This financing requirement begins at the time of loan closing and extends for an average of approximately 30 days until the loan is sold into the secondary market. On January 23, 1996, the Company entered into a new warehouse line of credit facility which will expire on January 23, 1999. The outstanding commitment under this facility was $1.0 billion at June 30, 1997. The Company's management expects, although there can be no assurance, that this facility will continue to be available in the future.

         The Company also has a commercial paper program. Borrowings under this $750 million program replace, at a reduced interest rate, borrowings under the Company's warehouse line of credit. The warehouse line of credit acts as the liquidity backup facility for the commercial paper borrowings.

         At times, the Company will accelerate the sale of its mortgage loan inventory through the use of "gestation" facilities provided by an investment bank and the Federal National Mortgage Association.

         The Company's corporate funds are generally invested in its inventory of mortgage loans held for sale. The level of funds available to support its inventory has decreased since 1995 because of the cash used for investing and other financial activities detailed below.

         In October 1993, the Company implemented a $250 million Medium Term Note (MTN) program. Since 1993, $126 million in MTNs have been issued and $76 million remain outstanding at June 30, 1997.


INVESTING AND OTHER FINANCIAL ACTIVITIES

         Common Stock Repurchases - On February 7, 1996, the Company authorized the repurchase of up to 1.5 million shares of Common Stock. Through June 30, 1997, the Company had repurchased 1,292,500 shares under this authorization at an aggregate cost of $23.5 million. As of June 30, 1997, the Company held 2,433,016 shares in treasury stock, which have been acquired since 1994 under the current and prior repurchase authorizations at an aggregate cost of $42.7 million. The Company repurchased 75,000 shares at a cost of $1,366,000 during the second quarter of 1997.

         Dividends - The Company has paid quarterly Common Stock dividends since the initial public offering on July 15, 1992. Dividend payments totaled $839,000 in the second quarter of 1997 and $845,000 in the second quarter of 1996. In July 1997, the Company's board of directors approved a Common Stock dividend of $.06 per share.

         Property, Plant and Equipment - During the first six months of 1997 and 1996, the Company purchased property and equipment totaling $4.3 million and $4.1 million, respectively.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  The Registrant is a defendant in certain litigation arising in the normal course of its business. Although the ultimate outcome of all pending litigation cannot be precisely determined at this time, the Registrant believes that any liability resulting from the aggregate amount of damages for outstanding lawsuits and claims will not have a material adverse effect on its financial position.

Item 2.           Changes in Securities.

                  The Registrant and The Bank of New York have executed and delivered an Amendment to Shareholder Rights Agreement dated as of June 22, 1997, to the Shareholder Rights Agreement ("the NAMC Rights Agreement") that provides that, until the termination of that certain Plan of Merger, dated as of June 22, 1997, by and among the Registrant, Dime Bancorp, Inc. ("Dime") and the Dime Savings Bank New York FSB ("Merger Agreement") neither Dime nor any affiliate or associate of Dime shall be deemed to be an "Acquiring Person" or an "Adverse Person" under the NAMC Rights Agreement as a result of their acquisition of beneficial ownership of shares of the Registrant's Common Stock by reason of the Merger Agreement or by reason of the consummation of any of the transactions contemplated by the Merger Agreement.

Item 3.           Defaults Upon Senior Securities.

                  None.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  a. The Registrant held its Annual Meeting of Stockholders on May 28, 1997.

                  b.        Not applicable.

                  c.        i.      The following individuals were elected to
                                    the Board of Directors of the Registrant:

                                                            Votes For    Votes Withheld

                                    John F. Farrell, Jr.    12,701,025     371,140
                                    Terrance G. Hodel       12,620,760     451,405
                                    William L. Brown        12,703,327     368,838
                                    William F. Connell      12,703,968     368,197
                                    Magna L. Dodge          12,704,568     367,597
                                    William O. Murphy       12,704,770     367,395
                                    Robert J. Murray        12,703,968     368,197
                                    James B. Nicholson      12,623,137     449,028


                ii. Other matters voted upon at the meeting and the number of votes cast for, against and to abstain with respect to each such matter appear below. There were no broker non-votes.

                                                                Votes            Votes         Votes to
                                                                 For            Against        Abstain

                     A.    Proposal to amend the               12,385,621        609,907          76,637
                           Employee Stock Purchase Plan

                     B.    Proposal to amend the               10,559,025      2,429,895          83,245
                           Incentive Stock Option Plan

                     C.    Ratification of the                 13,023,319         22,945          25,901
                           appointment of Ernst &
                           Young, LLP as independent
                           public accountants for the
                           fiscal year ending
                           December 31, 1997

              d.     Not applicable.

Item 5.              Other Information.

              None.

                   Item 6. Exhibits and Reports on Form 8-K.

              a.    Exhibits

                     4        Amendment to Shareholder Rights Agreement

                    10.46     Annual Executive Bonus Plan

                    10.47 Agreement and Plan of Combination dated as of June 22, 1997 by and among North American Mortgage Company, Dime Bancorp, Inc., The Dime Savings Bank New York, FSB, and 47th St. Property Corporation, as amended and restated as of July 31, 1997

                    11        Statement re Computation of Per Share Earnings

                    27        Financial Data Schedule


              b.    Reports on Form 8-K

                    On June 24, 1997, the Registrant filed with the Commission Current Report on Form 8-K, with a copy of the Registrant's press release dated June 23, 1997, describing the execution of a definitive agreement between the Registrant and Dime
                    Bancorp, Inc. for Dime Bancorp, Inc. to acquire the Registrant.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.





                                           NORTH AMERICAN MORTGAGE COMPANY


August 13, 1997                            By:  /s/ MARTIN S. HUGHES
                                               -------------------------------
                                                    (Martin S. Hughes)
                                                 Executive Vice President,
                                               Chief Financial Officer and
                                               Principal Financial Officer

INDEX TO EXHIBITS


Exhibit
Number       Description                                           Page Number
------       -----------                                           -----------

4            Amendment to Shareholder Rights Agreement

10.46        Annual Executive Bonus Plan

10.47 Agreement and Plan of Combination dated as of June 22, 1997 by and among North American Mortgage Company, Dime Bancorp, Inc., The Dime Savings Bank New York, FSB, and 47th St. Property Corporation, as amended and restated as of July 31, 1997

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule